Form 10KSB
period 2001-04-30
AKID CORP
filed 2001-08-01
CIK 1094890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended April 30, 2001    Commission file number:  000-27333

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

The aggregate market value of the voting stock held by non-affiliates shares (215,000 of $.01 par value Common Stock) was $0 as of June 15, 2001. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

     The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, June 15, 2001 was 1,230,000 shares.



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

      (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of June 2001 was approximately 47.

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

     Plan of Operation

     See Part I, Item 1., "Description of Business-Plan of Operation."

     Liquidity and Capital Resources

     At April 30, 2001, the Company's fiscal year end, the Company had cash and cash equivalents of $0, reflecting no change from April 30, 2000. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

     We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2002.

Item 7.   FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-10 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

Item 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                             AKID CORPORATION
                       (A Development Stage Company)

                       Index to Financial Statements

                                                                   Page
                                                               ------------

Independent auditors' report                                        F-2

Balance sheet, April 30, 2001                                       F-3
Statements of operations, for the years ended April 30, 2001 and 2000, and from April 9, 1998 (inception) through
  April 30, 2001                                                    F-4
Statement of shareholders' deficit, from April 9, 1998
  (inception) through April 30, 2001                                F-5
Statements of cash flows, for the years ended April 30, 2001 and 2000, and from April 9, 1998 (inception) through
  April 30, 2001                                                    F-6
Notes to financial statements                                       F-7



                                      F-1



                          Independent Auditors' Report

To the Board of Directors and Shareholders
Akid Corporation

We have audited the balance sheet of Akid Corporation (a development stage company) as of April 30, 2001 and the related statements of operations, shareholders' deficit and cash flows for the years ended April 30, 2001 and 2000, and for the period from April 9, 1998 (inception) through April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Akid Corporation as of April 30, 2001, and the related statements of operations and cash flows for the years ended April 30, 2001 and 2000, and for the period from April 9, 1998 (inception) through April 30, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses since inception and has a net capital deficit at April 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Harvey, P.C
Denver, Colorado
July 26, 2001



                                      F-2



                             AKID CORPORATION
                       (A Development Stage Company)

                              Balance Sheet

                              April 30, 2001

Assets                                                   $                  -

                                                        ======================

Liabilities and shareholders' deficit
Liabilities:
  Accounts payable, related party (Note B)               $              9,113
  Accrued liabilities                                                   1,750
                                                        ----------------------
                                      Total liabilities                10,863
                                                        ----------------------

Shareholders' deficit:
  Preferred stock, no par value; 5,000,000 shares
    authorized; -0- shares issued and outstanding                           -
  Common stock, no par value; 20,000,000 shares
    authorized; 1,230,000 shares issued and outstanding                 2,673
  Additional paid-in capital                                            3,700
  Deficit accumulated during development stage                        (17,236)
                                                        ----------------------
                            Total shareholders' deficit               (10,863)
                                                        ----------------------
                                                         $                  -
                                                        ======================



                See accompanying notes to financial statements
                                         F-3



                             AKID CORPORATION
                       (A Development Stage Company)

                         Statements of Operations

                                                                 April 9,
                                                                   1998
                                                               (inception)
                             For the Years Ended                 Through
                                   April 30,                    April 30,
                   --------------------------------------
                          2001                 2000                2001
                   ------------------  ------------------   ------------------

Costs and expenses:
  Stock-based
    compensation
    (Note B):
  Organizational
    costs           $              -    $              -     $            500
  Contributed rent
    (Note B)                   1,200               1,200                3,700
  General and
    administrative             4,121               7,414               13,142
                   ------------------  ------------------   ------------------
     Total cost and
       expenses               (5,321)             (8,614)             (17,342)

                                   -                  40                  106
                   ------------------  ------------------   ------------------
    Net loss before
      income taxes            (5,321)             (8,574)             (17,236)

Income taxes (Note C)              -                   -                    -
                   ------------------  ------------------   ------------------

           Net loss $         (5,321)   $         (8,574)    $        (17,236)
                   ==================  ==================   ==================

Basic and diluted
  loss per common
  share             $       *           $       *
                   ==================  ==================
Basic and diluted
  weighted average
  common shares
  outstanding              1,230,000           1,230,000
                   ==================  ==================

*  Less than .01 per share



                See accompanying notes to financial statements
                                      F-4

                                                       AKID CORPORATION
                                               (A Development Stage Company)

                                             Statement of Shareholders' Deficit

                                     April 9, 1998 (inception) through April 30, 2001
                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                    Additional     During the
                                Preferred stock              Common Stock            Paid-In       Development
                          ----------------------------  ------------------------
                            Shares            Amount      Shares        Amount       Capital          Stage            Total
                          ----------        ----------  ----------    ---------- --------------- ---------------  ---------------
Beginning balance,
  April 9, 1998                   -         $        -           -    $       -  $            -  $            -   $            -
April 1998, common stock
  issued in exchange for
  services and in
  connection with
  organizing the Company
  (Note B)                        -                  -   1,000,000           500              -               -              500
Contributed rent (Note B)         -                  -           -             -            100               -              100
Net loss for the period
  ended April 30, 1998            -                  -           -             -              -            (688)            (688)
                          ----------        ----------   ---------    ---------- --------------- ---------------  ---------------
  BALANCE, APRIL 30, 1998         -                  -   1,000,000           500            100            (688)             (88)

May 1998, common stock
  issued for cash, net of
  $127 of offering costs
  (Note A)                        -                  -     230,000         2,173              -               -            2,173
Contributed rent (Note B)         -                  -           -             -          1,200               -            1,200
Net loss for year ended
  April 30, 1999                  -                  -           -             -              -          (2,653)          (2,653)
                          ----------        ----------   ---------    ---------- --------------- ---------------  ---------------
  BALANCE, APRIL 30, 1999         -                  -   1,230,000         2,673          1,300          (3,341)             632

Contributed rent (Note B)         -                  -           -             -          1,200               -            1,200
Net loss for year ended
  April 30, 2000                  -                  -           -             -              -          (8,574)          (8,574)
                          ----------        ----------   ---------    ---------- --------------- ---------------  ---------------
  BALANCE, APRIL 30, 2000         -                  -   1,230,000         2,673          2,500         (11,915)          (6,742)

Contributed rent (Note B)         -                  -           -             -          1,200               -            1,200
Net loss for year ended
  April 30, 2001                  -                  -           -             -              -          (5,321)          (5,321)
                          ----------        ----------   ---------    ---------- --------------- ---------------  ---------------
  BALANCE, APRIL 30, 2001         -         $        -   1,230,000    $    2,673 $        3,700  $      (17,236)  $      (10,863)
                          ==========        ==========   =========    ========== =============== ===============  ===============



                                           See accompanying notes to financial statements
                                                                  F-5

                             AKID CORPORATION
                       (A Development Stage Company)

                         Statements of Cash Flows

                                                                 April 9,
                                                                   1998
                                                               (inception)
                             For the Years Ended                 Through
                                   April 30,                    April 30,
                   --------------------------------------
                          2001                 2000                2001
                   ------------------  ------------------   ------------------



Cash flows from
  operating
  activities:
    Net loss        $         (5,321)   $          (8,574)   $        (17,236)
    Transactions not
      requiring cash:
      Common stock
        issued for
        services                   -                    -                 500
      Office space
        contributed
        by an
        affiliate
        (Note B)               1,200                1,200               3,700
      Changes in
        operating
        assets and
        operating
        liabilities:
        Accounts
          payable
          and accrued
          liabilities          4,015                5,330              10,863
        Interest income
          receivable             106                  (40)                  -
                   ------------------  -------------------  ------------------
   Net cash used in
     operating
     activities                    -               (2,084)             (2,173)
                   ------------------  -------------------  ------------------

Cash flows from
  financing activities:
  Proceeds from sale
    of common stock
    (Note A)                       -                    -               2,300
  Payments for
    offering costs                 -                    -                (127)
                   ------------------  -------------------  ------------------
 Net cash provided
   by financing
   activities                      -                    -               2,173
                   ------------------  -------------------  ------------------

Net change in cash                 -               (2,084)                  -
Cash, beginning of
  period                           -                2,084                   -
                   ------------------  -------------------  ------------------
Cash, end of period $              -    $               -    $              -
                   ==================  ===================  ==================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest        $              -    $               -    $              -
                   ==================  ===================  ==================
    Income taxes    $              -    $               -    $              -
                   ==================  ===================  ==================



                See accompanying notes to financial statements
                                      F-6



                             AKID CORPORATION
                       (A Development Stage Company)

                       Notes To Financial Statements

Note A: Organization and summary of significant accounting policies

Organization

Akid Corporation (the "Company") was incorporated, by an affiliate, under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7 and is a "blank check" company. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has been in the development stage since inception and has no revenue-producing operations to date.

During the fiscal year ended April 30, 1999, Corporate Management Services, Inc. ("CMS"), an affiliate under common control, conducted a private offering of the Company's common stock on behalf of the Company. CMS sold 230,000 shares of the Company's common stock in the private placement for $2,300.
This private placement also included the offering of common shares in nineteen other affiliated corporations. Costs related to the offering, along with certain legal fees and general and administrative fees, were allocated to each of the twenty companies participating in the offering. The Company's pro rata one-twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company's common shares.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with losses of $17,236 since inception and a net capital deficit at April 30, 2001. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through shareholder advances and equity offerings to fund its business plan. There is no assurance that the Company will be successful in acquiring advances and raising additional funds.

Summary of significant accounting policies

Cash equivalents

For financial accounting purposes and the statements of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents at April 30, 2001.

Fair value of financial instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.



                                      F-7



                             AKID CORPORATION
                       (A Development Stage Company)

                       Notes To Financial Statements

Use of estimates

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

Income Taxes

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

Earnings (loss) per common share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At April 30, 2001, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Organization costs

Costs related to the organization of the Company have been expensed as incurred.

Offering costs

Legal, printing and filing fees incurred in connection with the offering of its common stock are deferred by the Company until the offering is closed. Upon closing, the deferred offering costs are (1) subtracted from the offering proceeds if the offering is successful, or (2) charged to operations if the offering is unsuccessful.

Fiscal year

The Company operates on a fiscal year ending April 30.



                                      F-8



                             AKID CORPORATION
                       (A Development Stage Company)

                       Notes To Financial Statements

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or loss per share.

Note B: Related party transactions

CMS organized the Company in exchange for 1,000,000 shares of the Company's common stock. The common stock was valued at $500 by the Company's Board of Directors.

CMS provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $1,200, $1,200, and $3,700, respectively, for the years ended April 30, 2001 and 2000, and the period from April 9, 1998 (inception) through April 30, 2001.

During the year ended April 30, 2001, CMS advanced the Company $3,796 for the payment of professional fees. Since inception CMS has advanced the Company $9,113, which included in the accompanying financial statements as accounts payable, related party.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the years ended April 30, 2001 and 2000 are as follows:

                                                    For the Years Ended
                                                          April 30,
                                           -----------------------------------
                                                  2001               2000
                                           ----------------   ----------------

U.S. statutory federal rate                          15.00%             15.00%
State income tax rate, net of federal
  benefit                                             4.04%              4.04%
Contributed rent                                     -4.29%             -2.66%
Net operating loss (NOL) for which no tax
  benefit is currently available                    -14.75%            -16.38%
                                           -----------------------------------

                                                      0.00%              0.00%
                                           ================   ================



                                      F-9



                             AKID CORPORATION
                       (A Development Stage Company)

                       Notes To Financial Statements

At April 30, 2001, deferred taxes consisted of a net tax asset of $2,402, due to operating loss carryforwards of $17,236, which was fully allowed for, in the valuation allowance of $2,402. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended April 30, 2001 and 2000 and from April 9, 1998 (inception) through April 30, 2001 were $785, $1,404 and $2,402, respectively. Net operating loss carryforwards will expire through 2021.

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

Note D: Shareholders' equity

The Company's preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of share in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the share, (5) terms of conversion and (6) voting rights.



                                      F-10



PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      (a) Directors and Executive Officers. The Company has one director and officer as follows:

Name                  Age   Position                       Since

George G. Andrews     74    Director and President         April 1998

     George Andrews has been the sole officer and director of the Company since its inception, and is now serving his third consecutive one-year term. Mr. Andrews is also an officer, director, and employee of Brass Incorporated, an entity similar in all respects to the Company, which filed its Form 10-SB with the Securities and Exchange Commission on September 13, 1999. Mr. Andrews has been a director of GREKA Energy Corporation, a publicly traded company since April, 1998. Mr. Andrews has been a consultant and private investor since his retirement from the oil and gas industry in 1987. From 1982 until 1987 he was employed as corporate Vice President of Intercontinental Energy Corporation of Englewood, Colorado directing the company's land acquisition, lease and management operations. Between June 1981 and November 1982 Mr. Andrews was Vice President of Shelter Hydrocarbons, Inc. of Denver, Colorado where he directed all land management and operation procedures including contract systems and negotiations of acquisition agreements. From 1979 to June of 1981 Mr. Andrews was Senior Landman for the National Cooperative Refinery Association in Denver, Colorado where he was responsible for negotiation and acquisition of oil and gas leases, certifying title requirements and ongoing daily operations. Mr. Andrews obtained his Bachelor of Science degree from the University of Tulsa, Tulsa, Oklahoma in 1947 where he majored in Economics.

Item 10.  EXECUTIVE COMPENSATION

     Mr. Andrews has not directly received compensation from the Company for his services.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 30, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

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
                                                              valued at $500

     The Company paid $1,846 in legal fees to Michael V. Anderson, Esq., and $2,250 in accounting fees to Cordovano & Harvey, P.C. during this reporting period.

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

         Item 601
         Exhibit No.  Description

         3.1  Articles of Incorporation

         3.2  Bylaws

         27   Financial Data Schedule (filed herewith).

Reports on Form 8-K

  (b)  Reports on Form 8-K filed during the fourth quarter of 2001
       -  None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                                 Akid Corporation




By:  /s/ George G. Andrews                    Date:  August 1, 2001
     -----------------------
     George G. Andrews
     President