Form 10QSB
period 2001-07-31
AKID CORP
filed 2001-09-14
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the Quarterly Period Ended July 31, 2001

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

As of July 31, 2001, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet - July 31, 2001 (Unaudited)                  3

     Condensed statements of operations (Unaudited) - Three months ended
       July 31, 2001 and 2000 and April 9, 1998 (inception) through
       July 31, 2001                                                      4

     Condensed statements of cash flows (Unaudited) - Three months ended
       July 31, 2001 and 2000 and April 9, 1998 (inception) through
       July 31, 2001                                                      5

     Notes to condensed financial statements (Unaudited)                  6

     Item 2.  Plan of operation                                           8

PART II--OTHER INFORMATION                                                8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                           9



                              AKID CORPORATION
                       (A Development Stage Company)

                          Condensed Balance Sheet

                               July 31, 2001
                                (Unaudited)

                                                   Total Assets $           -
                                                                ==============

Liabilities and shareholders' deficit
Liabilities:
  Accounts payable, related party (Note B)                      $       9,673
  Accrued liabilities                                                   1,750
                                                                --------------
                                              Total liabilities        11,423
                                                                --------------

Shareholders' deficit:
  Preferred stock, no par value; 5,000,000 shares authorized;
    -0- shares issued and outstanding                                       -
   Common stock, no par value; 20,000,000 shares authorized;
    1,230,000 shares issued and outstanding                             2,673
  Additional paid-in capital                                            4,000
  Deficit accumulated during development stage                        (18,096)
                                                                --------------
                                    Total shareholders' deficit $     (11,423)
                                                                --------------

                    Total liabilities and shareholders' deficit $           -
                                                                ==============



           See accompanying notes to condensed financial statements

                              AKID CORPORATION
                       (A Development Stage Company)

                     Condensed Statements of Operations
                                (Unaudited)

                                                                   April 9,
                                                                     1998
                                       Three Months Ended        (inception)
                                            July 31,               Through
                                 ------------------------------    July 31,
                                     2001              2000          2001
                                 ------------      ------------ --------------
Costs and expenses:
  Stock-based compensation
  (Note B):
    Organizational costs         $         -       $         -  $         500
  Contributed rent (Note B)              300               300          4,000
  General and administrative             560             1,052         13,702
                                 ------------      ------------ --------------
         Total cost and expenses        (860)           (1,352)       (18,202)

                                           -                 -            106
                                 ------------      ------------ --------------
    Net loss before income taxes        (860)           (1,352)       (18,096)

           Income taxes (Note C)           -                 -              -
                                 ------------      ------------ --------------

                        Net loss $      (860)      $    (1,352) $     (18,096)
                                 ============      ============ ==============

Basic and diluted loss per
  common share                   $         *       $         *
                                 ============      ============

Basic and diluted weighted
  average common shares
  outstanding                      1,230,000         1,230,000
                                 ============      ============

* Less than $.01 per share



           See accompanying notes to condensed financial statements

                              AKID CORPORATION
                       (A Development Stage Company)

                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                   April 9,
                                                                     1998
                                       Three Months Ended        (inception)
                                            July 31,               Through
                                 ------------------------------    July 31,
                                     2001              2000          2001
                                 ------------      ------------ --------------

      Net cash used in operating
        activities                      (560)             (305)       (11,846)
                                 ------------      ------------ --------------

Cash flows from financing
  activities:
  Advances from affiliate
    (Note B)                             560               305          9,673
  Proceeds from sale of common
    stock                                  -                 -          2,300
  Payments for offering costs              -                 -           (127)
                                 ------------      ------------ --------------
  Net cash provided by financing
    activities                           560               305         11,846
                                 ------------      ------------ --------------

              Net change in cash           -                 -              -

Cash, beginning of period                  -                 -              -
                                 ------------      ------------ --------------

             Cash, end of period $         -       $         -  $           -
                                 ============      ============ ==============

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
    Interest                     $         -       $         -  $           -
                                 ============      ============ ==============
    Income taxes                 $         -       $         -  $           -
                                 ============      ============ ==============



           See accompanying notes to condensed financial statements

                              AKID CORPORATION
                       (A Development Stage Company)

                Notes to Condensed Financial Statements
                               (Unaudited)


Note A:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2001 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the period presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Related Party Transactions

Corporate Management Services ("CMS") organized the Company in exchange for 1,000,000 shares of the Company's common stock. The common stock was valued at $500 by the Company's Board of Directors. CMS may, from time to time, advance to the Company any additional funds that the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger.

CMS provided office space at no charge to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $300, $300, and $4,000, respectively, for the three months ended July 31, 2001 and 2000, and the period from April 8, 1998 (inception) through July 31, 2001.

At April 30, 2001 the Company owed CMS $9,113 for certain legal and accounting expenses paid by CMS on behalf of the Company. During the three months ended July 31, 2001 CMS paid an additional $560 in legal, accounting, and general and administrative expenses on behalf of the Company, which resulted in a net due to CMS at July 31, 2001 of $9,673.



                              AKID CORPORATION
                       (A Development Stage Company)

                Notes to Condensed Financial Statements
                               (Unaudited)

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note D:  Proposed change in control

On August 16, 2001, the Company and CMS entered into a Stock Purchase Agreement with IVP Production Partners ("IVP"), a British Columbia, Canada partnership. Under the Agreement, CMS agrees to sell 800,000 shares (representing 65 percent of the issued and outstanding shares) of the Company's common stock for $50,000 in cash and a note. Under the terms of the Agreement, IVP wired to CMS $10,000 upon the execution of the Agreement, an additional $10,000 is due at closing, and the balance of $30,000 will be paid in the form of a senior promissory note. At closing IVP will receive the stock certificates representing 800,000 shares of the Company's common stock. Closing of the Agreement would result in a change in control of the Company.



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

                                           Akid Corporation



Date:  September 13, 2001                  By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



