Form 10QSB
period 2001-10-31
AKID CORP
filed 2002-05-07
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the Quarterly Period Ended October 31, 2001

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
                                                Yes               No     X
                                                     -------          -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of October 31, 2001, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, October 31, 2001 (Unaudited)                3

     Condensed statements of operations (Unaudited) - Three months and six months ended October 31, 2001 and 2000, and for the period
       from April 9, 1998 (inception) through October 31, 2001            4

     Condensed statements of cash flows (Unaudited) - six months ended
       October 31, 2001 and for the period from April 9, 1998 (inception)
       through October 31, 2001                                           5

     Notes to condensed financial statements (Unaudited)                  6

     Item 2.  Plan of operation                                           8

PART II--OTHER INFORMATION                                                8

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



                              AKID CORPORATION
                       (A Development Stage Company)

                          Condensed Balance Sheet

                               October 31, 2001
                                (Unaudited)

                                                   Total assets $           -
                                                                ==============

Liabilities and shareholders' deficit
Liabilities:
  Accounts payable, related party (Note B)                      $      11,694
  Accrued liabilities                                                     500
                                                                --------------
                                              Total liabilities        12,194
                                                                --------------

Shareholders' deficit:
  Preferred stock, no par value; 5,000,000 shares authorized;
    -0- shares issued and outstanding                                       -
   Common stock, no par value; 20,000,000 shares authorized;
    1,230,000 shares issued and outstanding                             2,673
  Additional paid-in capital                                            4,300
  Deficit accumulated during development stage                        (19,167)
                                                                --------------
                                    Total shareholders' deficit $     (12,194)
                                                                --------------

                    Total liabilities and shareholders' deficit $           -
                                                                ==============



           See accompanying notes to condensed financial statements



                                                                    AKID CORPORATION
                                                              A Development Stage Company

                                                          Condensed Statements of Operations
                                                                        (Unaudited)



                                                                                                             April 9, 1998
                                                Three Months Ended               Six Months Ended             (inception)
                                                    October 31,                     October 31,                 Through
                                         ________________________________ ______________________________      October 31,
                                              2001              2000           2001            2000               2001
                                         ______________    ______________ ______________  ______________     ______________
Costs and expenses:
  Stock-based compensation (Note B):
    Organizational costs                 $           -     $           -  $           -   $           -      $         500
    Contributed rent (Note B)                      300               300            600             600              4,300
    General and administrative                     772               717          1,331           1,769             14,473
                                         --------------    -------------- --------------  --------------     --------------
                 Total cost and expenses        (1,072)           (1,017)        (1,931)         (2,369)           (19,273)

Interest income                                      -                 -              -               -                106
                                         --------------    -------------- --------------  --------------     --------------
            Net loss before income taxes        (1,072)           (1,017)        (1,931)         (2,369)           (19,167)

Income taxes (Note C)                                -                 -              -               -                  -
                                         --------------    -------------- --------------  --------------     --------------

                                Net loss $      (1,072)    $      (1,017) $      (1,931)  $      (2,369)     $     (19,167)
                                         ==============    ============== ==============  ==============     ==============

Basic and diluted loss per common share  $       (0.00)    $       (0.00) $       (0.00)  $       (0.00)
Basic and diluted weighted average       ==============    ============== ==============  ==============
  common shares outstanding                  1,230,000         1,230,000      1,230,000       1,230,000
                                         ==============    ============== ==============  ==============



           See accompanying notes to condensed financial statements

                              AKID CORPORATION
                       (A Development Stage Company)

                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                   April 9,
                                                                     1998
                                        Six Months Ended         (inception)
                                           October 31,             Through
                                 ------------------------------   October 31,
                                     2001              2000          2001
                                 ------------      ------------ --------------

      Net cash used in operating
        activities               $    (2,581)      $         -  $     (14,427)
                                 ------------      ------------ --------------

Cash flows from financing
  activities:
  Advances from affiliate
    (Note B)                           2,581                 -         12,254
  Proceeds from sale of common
    stock                                  -                 -          2,300
  Payments for offering costs              -                 -           (127)
                                 ------------      ------------ --------------
  Net cash provided by financing
    activities                         2,581                 -         14,427
                                 ------------      ------------ --------------

              Net change in cash           -                 -              -

Cash, beginning of period                  -                 -              -
                                 ------------      ------------ --------------

             Cash, end of period $         -       $         -  $           -
                                 ============      ============ ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                     $         -       $         -  $           -
                                 ============      ============ ==============
    Income taxes                 $         -       $         -  $           -
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

CMS provides office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $600, $600, and $4,300, respectively, for the six months ended October 31, 2001 and 2000, and the period from April 8, 1998 (inception) through October 31, 2001.

At April 30, 2001 the Company owed CMS $9,113 for certain legal and accounting expenses paid by CMS on behalf of the Company. During the six months ended October 31, 2001 CMS paid an additional $2,581 in legal, accounting, and general and administrative expenses on behalf of the Company, which resulted in a net due to CMS at October 31, 2001 of $11,694.

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



                              AKID CORPORATION
                       (A Development Stage Company)

                Notes to Condensed Financial Statements
                               (Unaudited)



Note D:  Proposed change in control

On August 16, 2001, the Company and CMS entered into a Stock Purchase Agreement with IVP Production Partners ("IVP"), a British Columbia, Canada partnership. Under the Agreement, CMS agreed to sell 800,000 shares (representing 65 percent of the issued and outstanding shares) of the Company's common stock for $50,000 in cash and a note from IVP. The Stock Purchase Agreement was terminated on March 13, 2002. Management does not expect these transactions to have a material impact to the Company's financial statements. Accordingly, the financial statements do not include any adjustments resulting from this proposed change in control.



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

                                           Akid Corporation



Date:  May 2, 2002                         By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President