Form 10QSB
period 2002-01-31
AKID CORP
filed 2002-05-07
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the Quarterly Period Ended January 31, 2002

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

As of January 31, 2002, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, January 31, 2002 (Unaudited)                3

     Condensed statements of operations (Unaudited) - Three months and nine months ended January 31, 2002 and 2001, and for the period
       from April 9, 1998 (inception) through January 31, 2002            4

     Condensed statements of cash flows (Unaudited) - Nine months ended
       January 31, 2002 and for the period from April 9, 1998 (inception)
       through January 31, 2002                                           5

     Notes to condensed financial statements (Unaudited)                  6

     Item 2.  Plan of operation                                           8

PART II--OTHER INFORMATION                                                8

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



                              AKID CORPORATION
                       (A Development Stage Company)

                          Condensed Balance Sheet

                              January 31, 2002
                                (Unaudited)

                                                   Total assets $           -
                                                                ==============

Liabilities and shareholders' deficit
Liabilities:
  Accounts payable, related party (Note B)                      $      11,694
  Accrued liabilities                                                     750
                                                                --------------
                                              Total liabilities        12,444
                                                                --------------

Shareholders' deficit:
  Preferred stock, no par value; 5,000,000 shares authorized;
    -0- shares issued and outstanding                                       -
   Common stock, no par value; 20,000,000 shares authorized;
    1,230,000 shares issued and outstanding                             2,673
  Additional paid-in capital                                            4,600
  Deficit accumulated during development stage                        (19,717)
                                                                --------------
                                    Total shareholders' deficit $     (12,444)
                                                                --------------

                    Total liabilities and shareholders' deficit $           -
                                                                ==============



           See accompanying notes to condensed financial statements



                                                                    AKID CORPORATION
                                                              A Development Stage Company

                                                          Condensed Statements of Operations
                                                                        (Unaudited)



                                                                                                             April 9, 1998
                                                Three Months Ended               Nine Months Ended            (inception)
                                                    January 31,                     January 31,                 Through
                                         ________________________________ ______________________________      January 31,
                                              2002              2001           2002            2001               2002
                                         ______________    ______________ ______________  ______________     ______________
Costs and expenses:
  Stock-based compensation (Note B):
    Organizational costs                 $           -     $           -  $           -   $           -      $         500
    Contributed rent (Note B)                      300               300            900             900              4,600
    General and administrative                     250               500          1,581           2,269             14,723
                                         --------------    -------------- --------------  --------------     --------------
                 Total cost and expenses          (550)             (800)        (2,481)         (3,169)           (19,823)

Interest income                                      -                 -              -               -                106
                                         --------------    -------------- --------------  --------------     --------------
            Net loss before income taxes          (550)             (800)        (2,481)         (3,169)           (19,717)

Income taxes (Note C)                                -                 -              -               -                  -
                                         --------------    -------------- --------------  --------------     --------------

                                Net loss $        (550)    $        (800) $      (2,481)  $      (3,169)     $     (19,717)
                                         ==============    ============== ==============  ==============     ==============

Basic and diluted loss per common share  $       (0.00)    $       (0.00) $       (0.00)  $       (0.00)
Basic and diluted weighted average       ==============    ============== ==============  ==============
  common shares outstanding                  1,230,000         1,230,000      1,230,000       1,230,000
                                         ==============    ============== ==============  ==============



           See accompanying notes to condensed financial statements

                              AKID CORPORATION
                       (A Development Stage Company)

                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                   April 9,
                                                                     1998
                                        Nine Months Ended         (inception)
                                           January 31,              Through
                                 ------------------------------   January 31,
                                     2002              2001          2002
                                 ------------      ------------ --------------

      Net cash used in operating
        activities               $    (2,581)      $    (3,517)  $    (14,427)
                                 ------------      ------------ --------------

Cash flows from financing
  activities:
  Advances from affiliate
    (Note B)                           2,581             3,517         12,254
  Proceeds from sale of common
    stock                                  -                 -          2,300
  Payments for offering costs              -                 -           (127)
                                 ------------      ------------ --------------
  Net cash provided by financing
    activities                         2,581             3,517         14,427
                                 ------------      ------------ --------------

              Net change in cash           -                 -              -

Cash, beginning of period                  -                 -              -
                                 ------------      ------------ --------------

             Cash, end of period $         -       $         -  $           -
                                 ============      ============ ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                     $         -       $         -  $           -
                                 ============      ============ ==============
    Income taxes                 $         -       $         -  $           -
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

CMS provides office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $900, $900, and $4,600, respectively, for the nine months ended January 31, 2002 and 2001, and the period from April 8, 1998 (inception) through January 31, 2002.

At April 30, 2001 the Company owed CMS $9,113 for certain legal and accounting expenses paid by CMS on behalf of the Company. During the nine months ended January 31, 2002 CMS paid an additional $2,581 in legal, accounting, and general and administrative expenses on behalf of the Company, which resulted in a net due to CMS at January 31, 2002 of $11,694.

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