Form 10KSB
period 2002-04-30
AKID CORP
filed 2002-07-29
CIK 1094890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended April 30, 2002    Commission file number:  000-27333

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

The aggregate market value of the voting stock held by non-affiliates shares (215,000 of $.01 par value Common Stock) was $0 as of June 15, 2002. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

     The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, June 15, 2002 was 1,230,000 shares.



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

      (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of June 2002 was approximately 47.

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

     Plan of Operation

     See Part I, Item 1., "Description of Business-Plan of Operation."

     Liquidity and Capital Resources

     At April 30, 2002, the Company's fiscal year end, the Company had cash and cash equivalents of $0, reflecting no change from April 30, 2001. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

     We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2003.

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

                             AKID CORPORATION
                       (A Development Stage Company)

                       Index to Financial Statements

                                                                   Page
                                                               ------------

Independent auditors' report......................................  F-2

Balance sheet, April 30, 2002.....................................  F-3

Statements of operations, for the years ended April 30, 2002 and 2001, and from April 9, 1998 (inception) through
  April 30, 2002..................................................  F-4

Statement of shareholders' deficit, from April 9, 1998
  (inception) through April 30, 2002..............................  F-5

Statements of cash flows, for the years ended April 30, 2002 and 2001, and from April 9, 1998 (inception) through
  April 30, 2002..................................................  F-6

Notes to financial statements.....................................  F-7



                                      F-1



                          Independent Auditors' Report

To the Board of Directors and Shareholders
Akid Corporation


We have audited the balance sheet of Akid Corporation (a development stage company) as of April 30, 2002 and the related statements of operations, shareholders' deficit and cash flows for the years ended April 30, 2002 and 2001, and for the period from April 9, 1998 (inception) through April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Akid Corporation as of April 30, 2002, and the related statements of operations and cash flows for the years ended April 30, 2002 and 2001, and for the period from April 9, 1998 (inception) through April 30, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses since inception and has a net capital deficit at April 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Harvey, P.C
Denver, Colorado
July 24, 2002



                                      F-2



                             AKID CORPORATION
                       (A Development Stage Company)

                              Balance Sheet

                              April 30, 2002

Assets                                                   $                  -
                                                        ======================

Liabilities and shareholders' deficit
Liabilities:
  Accounts payable, related party (Note B).............. $             12,339
  Accrued liabilities...................................                2,000
                                                        ----------------------
                                      Total liabilities                14,339
                                                        ----------------------

Shareholders' deficit:
  Preferred stock, no par value; 5,000,000 shares
    authorized; -0- shares issued and outstanding.......                    -
  Common stock, no par value; 20,000,000 shares
    authorized; 1,230,000 shares issued and outstanding.                2,673
  Additional paid-in capital............................                4,900
  Deficit accumulated during development stage..........              (21,912)
                                                        ----------------------
                            Total shareholders' deficit               (14,339)
                                                        ----------------------

                                                         $                  -
                                                        ======================



                See accompanying notes to financial statements
                                         F-3



                             AKID CORPORATION
                       (A Development Stage Company)

                         Statements of Operations

                                                                 April 9,
                                                                   1998
                             For the Years Ended               (inception)
                                   April 30,                     Through
                   --------------------------------------       April 30,
                          2002                 2001                2002
                   ------------------  ------------------   ------------------

Costs and expenses:
  Stock-based
    compensation
    (Note B):
    Organizational
      costs........ $              -    $              -     $            500
  Contributed rent
    (Note B).......            1,200               1,200                4,900
  General and
    administrative.            3,476               4,121               16,628
                   ------------------  ------------------   ------------------
     Total cost and
       expenses               (4,676)             (5,321)             (22,028)

Interest income....                -                   -                  116
                   ------------------  ------------------   ------------------
    Net loss before
      income taxes            (4,676)             (5,321)             (21,912)

Income taxes
  (Note C).........                -                   -                    -
                   ------------------  ------------------   ------------------

           Net loss $         (4,676)   $         (5,321)    $        (21,912)
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
                   ==================  ==================

*  Less than .01 per share



                See accompanying notes to financial statements
                                      F-4

                                                       AKID CORPORATION
                                               (A Development Stage Company)

                                             Statement of Shareholders' Deficit

                                     April 9, 1998 (inception) through April 30, 2002
                                                                                                    Deficit
                                                                                                  Accumulated
                                                             Common Stock         Additional      During the
                                                       ------------------------     Paid-In       Development
                                                         Shares        Amount       Capital          Stage             Total
                                                       ----------    ---------- --------------- ---------------   ---------------
Beginning balance, April 9, 1998......................         -     $       -  $            -  $            -    $            -
April 1998, common stock issued in exchange for
  services and in connection with organizing the
  Company (Note B).................................... 1,000,000           500               -               -               500
Contributed rent (Note B).............................         -             -             100               -               100
Net loss for the period ended April 30, 1998..........         -             -               -            (688)             (688)
                                                       ---------     ---------- --------------- ---------------   ---------------
                              BALANCE, APRIL 30, 1998  1,000,000           500             100            (688)              (88)

May 1998, common stock issued for cash,
  net of $127 of offering costs (Note A)..............   230,000         2,173               -               -             2,173
Contributed rent (Note B).............................         -             -           1,200               -             1,200
Net loss for year ended April 30, 1999................         -             -               -          (2,653)           (2,653)
                                                       ---------     ---------- --------------- ---------------   ---------------
                              BALANCE, APRIL 30, 1999  1,230,000         2,673           1,300          (3,341)              632

Contributed rent (Note B).............................         -             -           1,200               -             1,200
Net loss for year ended April 30, 2000................         -             -               -          (8,574)           (8,574)
                                                       ---------     ---------- --------------- ---------------   ---------------
                              BALANCE, APRIL 30, 2000  1,230,000         2,673           2,500         (11,915)           (6,742)

Contributed rent (Note B).............................         -             -           1,200               -             1,200
Net loss for year ended April 30, 2001................         -             -               -          (5,321)           (5,321)
                                                       ---------     ---------- --------------- ---------------   ---------------
                              BALANCE, APRIL 30, 2001  1,230,000         2,673           3,700         (17,236)          (10,863)


Contributed rent (Note B).............................         -             -           1,200               -             1,200
Net loss for year ended April 30, 2002................         -             -               -          (4,676)           (4,676)
                                                       ---------     ---------- --------------- ---------------   ---------------
                              BALANCE, APRIL 30, 2002  1,230,000     $   2,673  $        4,900  $      (21,912)   $      (14,339)
                                                       =========     ========== =============== ===============   ===============



                                           See accompanying notes to financial statements
                                                                  F-5

                             AKID CORPORATION
                       (A Development Stage Company)

                         Statements of Cash Flows

                                                                 April 9,
                                                                   1998
                             For the Years Ended               (inception)
                                   April 30,                     Through
                   --------------------------------------       April 30,
                          2002                 2001                2002
                   ------------------  ------------------   ------------------



Cash flows from
  operating activities:
  Net loss........ $         (4,676)   $          (5,321)   $        (21,912)
  Transactions not
    requiring cash:
    Common stock
      issued for
      services....                -                    -                 500
    Office space
      contributed by
      an affiliate
      (Note B)....            1,200                1,200               4,900
    Changes in
      operating assets
      and operating
      liabilities:
        Accounts
          payable and
          accrued
          liabilities         3,476                4,015              14,339
        Interest income
          receivable              -                  106                   -
                   -----------------   ------------------   -----------------
   Net cash used in
     operating
     activities                   -                    -              (2,173)
                   -----------------   ------------------   -----------------

Cash flows from
  financing activities:
  Proceeds from sale
    of common stock
    (Note A)......                -                    -               2,300
  Payments for
    offering costs                -                    -                (127)
                   -----------------   ------------------   -----------------
 Net cash provided
   by financing
   activities                     -                    -               2,173
                   -----------------   ------------------   -----------------

Net change in cash                -                    -                   -
Cash, beginning of
  period..........                -                    -                   -
                   -----------------   ------------------   -----------------
       Cash, end of
         period    $              -    $               -    $              -
                   =================   ==================   =================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...... $              -    $               -    $              -
                   =================   ==================   =================
    Income taxes.. $              -    $               -    $              -
                   =================   ==================   =================



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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with losses of $21,912 since inception and a net capital deficit at April 30, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Summary of significant accounting policies

Cash equivalents

For financial accounting purposes and the statements of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents at April 30, 2002.

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



                                      F-7



                             AKID CORPORATION
                       (A Development Stage Company)

                       Notes To Financial Statements

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

At April 30, 2002, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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



                                      F-8



                             AKID CORPORATION
                       (A Development Stage Company)

                       Notes To Financial Statements

Note B: Related party transactions

CMS organized the Company in exchange for 1,000,000 shares of the Company's common stock. The common stock was valued at $500 by the Company's Board of Directors.

CMS provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $1,200, $1,200, and $4,900, respectively, for the years ended April 30, 2002 and 2001, and the period from April 9, 1998 (inception) through April 30, 2002.

During the year ended April 30, 2002, CMS advanced the Company $3,226 for the payment of professional fees. Since inception CMS has advanced the Company $12,339, which was included in the accompanying financial statements as accounts payable, related party.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the years ended April 30, 2002 and 2001 are as follows:

                                                    For the Years Ended
                                                          April 30,
                                           -----------------------------------
                                                  2002               2001
                                           ----------------   ----------------

U.S. statutory federal rate................          15.00%             15.00%
State income tax rate, net of federal
  benefit..................................           4.04%              4.04%
Contributed rent...........................          -4.89%             -4.29%
Net operating loss (NOL) for which no tax
  benefit is currently available...........         -14.15%            -14.75%
                                           ----------------   ----------------
                                                      0.00%              0.00%
                                           ================   ================

At April 30, 2002, deferred taxes consisted of a net tax asset of $3,239, due to operating loss carryforwards of $17,012, which was fully allowed for, in the valuation allowance of $3,239. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended April 30, 2002 and 2001 and from April 9, 1998 (inception) through April 30, 2002 were $837, $785, and $3,239, respectively. Net operating loss carryforwards will expire through 2022.

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



                                      F-9



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



                                      F-10



PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      (a) Directors and Executive Officers. The Company has one director and officer as follows:

Name                  Age   Position                       Since

George G. Andrews     76    Director and President         April 1998

     George Andrews has been the sole officer and director of the Company since its inception, and is now serving his third consecutive one-year term. Mr. Andrews is also an officer, director, and employee of Capital Dome, Inc., Downside Up, Inc., and Elf Incorporated, entities similar in all respects to the Company, which filed their Forms 10-SB with the Securities and Exchange Commission on October 12, 2001, June 28, 2002, and June 28, 2002, respectively. Mr. Andrews has been a director of GREKA Energy Corporation, a publicly traded company since April, 1998. Mr. Andrews has been a consultant and private investor since his retirement from the oil and gas industry in 1987. From 1982 until 1987 he was employed as corporate Vice President of Intercontinental Energy Corporation of Englewood, Colorado directing the company's land acquisition, lease and management operations. Between June 1981 and November 1982 Mr. Andrews was Vice President of Shelter Hydrocarbons, Inc. of Denver, Colorado where he directed all land management and operation procedures including contract systems and negotiations of acquisition agreements. From 1979 to June of 1981 Mr. Andrews was Senior Landman for the National Cooperative Refinery Association in Denver, Colorado where he was responsible for negotiation and acquisition of oil and gas leases, certifying title requirements and ongoing daily operations. Mr. Andrews obtained his Bachelor of Science degree from the University of Tulsa, Tulsa, Oklahoma in 1947 where he majored in Economics.

Item 10.  EXECUTIVE COMPENSATION

     Mr. Andrews has not directly received compensation from the Company for his services.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 30, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

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
                                                              valued at $500

     The Company paid a total of $3,226 in professional fees to Michael V. Anderson, Esq. for legal services and to Cordovano & Harvey, P.C. for accounting services during this reporting period.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     The following financial information is filed as part of this report:

     1)  Financial Statements
     2)  Schedules
     3) Exhibits. The following exhibits are furnished as part of this report:

         Item 601
         Exhibit No.  Description

         3.1  Articles of Incorporation

         3.2  Bylaws

Reports on Form 8-K

  (b)  Reports on Form 8-K filed during the fourth quarter of 2002
       -  None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                                 Akid Corporation




By:  /s/ George G. Andrews                    Date:  July 26, 2002
     -----------------------
     George G. Andrews
     President