Form 10QSB
period 2002-07-31
AKID CORP
filed 2002-09-16
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the Quarterly Period Ended July 31, 2002

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

As of July 31, 2002, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, July 31, 2002 (Unaudited)...................3

     Condensed statements of operations (Unaudited) - Three months ended
       July 31, 2002 and 2001, and for the period from April 9, 1998

       (inception) through July 31, 2002..................................4

     Condensed statements of cash flows (Unaudited) - Three months ended
       July 31, 2002 and 2001, and for the period from April 9, 1998
       (inception) through July 31, 2002..................................5

     Notes to condensed financial statements (Unaudited)..................6

     Item 2.  Plan of operation...........................................7

PART II--OTHER INFORMATION................................................7

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures...........................................................8

     Certifications.......................................................8



                                       2



                              AKID CORPORATION
                       (A Development Stage Company)
                          Condensed Balance Sheet
                               July 31, 2002
                                (unaudited)

                                  Assets

                                                                $           -
                                                                ==============

                   Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities......................$       1,750
  Due to related party (Note 2).................................       13,191
                                                                --------------
            Total current liabilities...........................       14,941

Long-term debt, less current portion (note x)...................            -
Capital lease obligations, less current portion (note x)........            -
                                                                --------------
            Total liabilities...................................       14,941

Shareholders' deficit:
  Common stock..................................................        2,800
  Additional paid-in capital....................................        5,073
  Retained earnings/accumulated deficit.........................      (22,814)
                                                                --------------
            Total shareholders' deficit.........................      (14,941)
                                                                --------------

                                                                $           -
                                                                ==============



           See accompanying notes to condensed financial statements
                                      -3-



                              AKID CORPORATION
                       (A Development Stage Company)
                     Condensed Statements of Operations
                                (unaudited)

                                                                April 9, 1998
                                       Three Months Ended        (inception)
                                            July 31,               Through
                                 ------------------------------    July 31,
                                     2002              2001          2002
                                 ------------      ------------ --------------
Costs and expenses:
  Stock-based compensation
  (Note 2):
    Organization costs...........$         -       $         -  $         500
  Contributed rent (Note 2)......        300               300          5,200
  Other general and
    administrative costs.........        603               560         17,231
                                 ------------      ------------ --------------
                                         903               860         22,931
                                 ------------      ------------ --------------

Loss before income taxes and
  interest income................       (903)             (860)       (22,931)

  Interest income................          -                 -            116
                                 ------------      ------------ --------------

          Loss before income
            taxes................       (903)             (860)       (22,815)

Income tax provision (Note 3)....          -                 -              -
                                 ------------      ------------ --------------
          Net loss...............$      (903)      $      (860) $     (22,815)
                                 ============      ============ ==============
Basic and diluted loss per share.$     (0.00)      $     (0.00)
                                 ============      ============
Weighted average common shares
  outstanding....................  1,230,000         1,230,000
                                 ============      ============



           See accompanying notes to condensed financial statements
                                      -4-



                              AKID CORPORATION
                       (A Development Stage Company)
                    Condensed Statements of Cash flows
                                (unaudited)


                                                                April 9, 1998
                                       Three Months Ended        (inception)
                                            July 31,               Through
                                 ------------------------------    July 31,
                                     2002              2001          2002
                                 ------------      ------------ --------------
Net cash used in operating
  activities.....................$      (853)      $      (560) $     (15,365)
                                 ------------      ------------ --------------

Cash flows from financing
  activities:
  Advances from affiliate
    (Note 2).....................        853               560         13,192
  Proceeds from sale of common...          -                 -          2,300
  Payments for offering costs....          -                 -           (127)
                                 ------------      ------------ --------------
          Net cash provided by
            financing activities.        853               560         15,365
                                 ------------      ------------ --------------

          Net change in cash and
            cash equivalents.....          -                 -              -

Cash:
  Beginning of period............
                                 ------------      ------------ --------------
  End of period..................$         -       $         -  $           -
                                 ============      ============ ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes.................$         -       $         -  $           -
                                 ============      ============ ==============
    Interest.....................$         -       $         -  $           -
                                 ============      ============ ==============



           See accompanying notes to condensed financial statements
                                      -5-



                              AKID CORPORATION
                       (A Development Stage Company)
                Notes to Condensed Financial Statements
                               (Unaudited)



Note 1:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2002 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2:  Related Party Transactions

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

CMS provides office space at no charge to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $300, $300, and $5,200, respectively, for the three months ended July 31, 2002 and 2001, and the period from April 8, 1998 (inception) through July 31, 2002.

CMS paid certain administrative costs on behalf of the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions Securities and Exchange Act of 1934, as amended. At April 30, 2002 the Company owed CMS $12,339 for certain expenses paid by CMS on behalf of the Company. During the three months ended July 31, 2002 CMS paid an additional $853 in legal, accounting, and general and administrative costs on behalf of the Company, which resulted in a liability to CMS at July 31, 2002 of $13,191. This liability is referred to as due to related party in the accompanying condensed financial statements.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.



                                      -6-



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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

       None



                                       7



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Akid Corporation



Date:  September 13, 2002                  By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



                                CERTIFICATIONS

     I, George G. Andrews, President and Chief Accounting Officer of Akid Corporation, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of Akid
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002

                                   /s/ George G. Andrews
                                   ---------------------
                                   George G. Andrews
                                   President and Chief Accounting Officer



                                       8