Form 10QSB
period 2003-01-31
AKID CORP
filed 2003-03-17
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly
                          Period Ended January 31, 2003
                                       ----------------


                        Commission file number: 000-27333
                                                ---------


                                AKID CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Colorado                                        84-1493150
   -------------------------------                       -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


    10077 E. County Line Rd., Longmont, Colorado                80501
    --------------------------------------------            ----------
     (Address of principal executive offices)               (Zip Code)


                                  303-772-3316
                                  -------------
                           (Issuer's telephone number)


                7899 West Frost Drive, Littleton, Colorado   80128
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No
                                                              ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of January 31, 2003, 1,230,000 shares of common stock, no par value, were outstanding.

                                                                          Page
                                                                          ----

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

          Condensed balance sheet, January 31, 2003 (Unaudited) ........   3

          Condensed statements of operations (Unaudited) -
             Three and nine months ended January 31, 2003
             and 2002, and for the period from April 9,
             1998 (inception) through January 31, 2003 .................   4

          Condensed statements of cash flows (Unaudited) -
             Nine months ended January 31, 2003 and 2002,
             and for the period from April 9, 1998 (inception)
             through January 31, 2003 ..................................   5

          Notes to condensed financial statements (Unaudited) ..........   6

          Item 2. Plan of Operation ....................................   7

Part II Other Information...............................................   8
          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

Signatures .............................................................   9

PART I --  Item 1. Financial Statements
------             --------------------

                                AKID CORPORATION
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                January 31, 2003
                                   (Unaudited)


                                     Assets

                                                                   $   --
                                                                   ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .................     $    275
    Due to related party (Note 2) ............................       16,315
                                                                   --------
                  Total current liabilities ..................       16,590
                                                                   --------

Shareholders' deficit:
    Common stock .............................................        2,800
    Additional paid-in capital ...............................        5,673
    Deficit accumulated during the development stage .........      (25,063)
                                                                   --------

                  Total shareholders' deficit ................      (16,590)
                                                                   --------

                                                                   $   --
                                                                   ========

            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                          April 9, 1998
                                                   Three Months Ended            Nine Months Ended         (inception)
                                                      Janaury 31,                   Janaury 31,              Through
                                               --------------------------    --------------------------    January 31,
                                                  2003           2002           2003            2002          2003
                                               -----------    -----------    -----------    -----------    -----------

Costs and expenses:
    Stock-based compensation (Note 2):
       Organization costs ..................   $      --      $      --      $      --      $      --      $       500
    Contributed rent (Note 2) ..............           300            300            900            900          5,800
    Other general and administrative costs .           495            250          2,251          1,581         18,879
                                               -----------    -----------    -----------    -----------    -----------

                                                       795            550          3,151          2,481         25,179
                                               -----------    -----------    -----------    -----------    -----------

Loss before income taxes and interest income          (795)          (550)        (3,151)        (2,481)       (25,179)

    Interest income ........................          --             --             --             --              116
                                               -----------    -----------    -----------    -----------    -----------

                   Loss before
                      income taxes .........          (795)          (550)        (3,151)        (2,481)       (25,063)

    Income tax provision (Note 3) ..........          --             --             --             --             --
                                               -----------    -----------    -----------    -----------    -----------

                   Net loss ................   $      (795)   $      (550)   $    (3,151)   $    (2,481)   $   (25,063)
                                               ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ...........   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding .     1,230,000      1,230,000      1,230,000      1,230,000
                                               ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                April 9, 1998
                                                        Nine Months Ended       (inception)
                                                           January 31,            Through
                                                      ----------------------     January 31,
                                                        2003         2002          2003
                                                      --------      --------      --------
Net cash used in operating activities .............   $ (3,976)     $ (2,581)     $(18,005)
                                                      --------      --------      --------

Cash flows from financing activities:
    Advances from affiliate (Note 2) ..............      3,976         2,581        16,314
    Proceeds from sale of common ..................       --            --           2,300
    Payments for offering costs ...................       --            --            (127)
                                                      --------      --------      --------
                     Net cash provided by
                         financing activities .....      3,976         2,581        18,487
                                                      --------      --------      --------

                     Net change in cash and
                         cash equivalents .........       --            --            --

Cash:
    Beginning of period
                                                      --------      --------      --------

    End of period .................................   $   --        $   --        $   --
                                                      ========      ========      ========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
       Income taxes ...............................   $   --        $   --        $   --
                                                      ========      ========      ========
       Interest ...................................   $   --        $   --        $   --
                                                      ========      ========      ========

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

CMS provides office space at no charge to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $900, $900, and $5,800, respectively, for the nine months ended January 31, 2003 and 2002, and the period from April 8, 1998 (inception) through January 31, 2003.

CMS paid certain administrative costs on behalf of the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions Securities and Exchange Act of 1934, as amended. At April 30, 2002 the Company owed CMS $12,339 for certain expenses paid by CMS on behalf of the Company. During the nine months ended January 31, 2003 CMS paid an additional $3,976 in legal, accounting, and general and administrative costs on behalf of the Company, which resulted in a liability to CMS at January 31, 2003 of $16,315 (see Note 4). This liability is referred to as due to related party in the accompanying condensed financial statements.

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

                                AKID CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 4:  Subsequent Event

Common Stock Purchase Agreement

On February 21, 2003, the Company, CMS and Mr. James Wiegand executed a common stock purchase agreement (the "Agreement"). Mr. Wiegand purchased 750,000 shares of the Company's common stock, previously owned by CMS, and effectively took over control of the Company.

On February 21, 2003, pursuant to the Agreement, CMS forgave the $16,315 owed by the Company. The debt forgiveness was considered a contribution to additional paid-in capital in February 2003.

Letter of Intent

On February 23, 2003, the Company and ACTON International, Ltd. ("ACTON") entered into a Letter of Intent whereby ACTON plans to merge into either ACTON Acquisition Corp, to be formed as a subsidiary of the Company, or directly into the Company. Under either event, ACTON would be merged into the Company. The Letter of Intent includes the following terms:

1. Upon receipt of $15,000 cash earnest money, the Company will execute a 2 for 1 reverse common stock split.
2. Immediately prior to closing the transaction, ACTON will cause the purchase of 100,000 shares (post reverse split) of Mr. Wiegand's shares of the Company's stock for $37,500.

3. Subsequent to closing the transaction, the Company's original shareholders will own 3.5 percent of the reconstituted company. In the event that the shares of the reconstituted company fail to trade on the OTCBB prior to September 30, 2003, the Company's original shareholders will each return one-half of their shares for cancellation, unless the delay is related to the responsibilities of ACTON.

Part I-- Item 2. Plan of Operation
------           -----------------

The  Company's  plan of  operation  is to  complete a planned  merger with ACTON
International, Ltd., a Nebraska corporation. The Company has one part time employee, incurs minimal rent and administrative expenses, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president devotes time as required to the affairs of the Company.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace.

The Company's success is dependent consummating the business combination it has entered into with ACTON and there are no assurances that this will occur.


Part II - Other Information
-------   -----------------

Items 1 through 4

          No response required.


Item 5: other Information.

On February 26, 2003, the Company and ACTON International, Ltd. ("ACTON") entered into a Letter of Intent whereby ACTON plans to merge into either ACTON Acquisition Corp, to be formed as a subsidiary of the Company, or directly into the Company. Under either event, ACTON would be merged into the Company. The Letter of Intent includes the following terms:

1. Upon receipt of $15,000 cash earnest money, the Company will execute a 2 for 1 reverse common stock split.
2. Immediately prior to closing the transaction, ACTON will cause the purchase of 100,000 shares (post reverse split) of Mr. Wiegand's shares of the Company's stock for $37,500.
3. Subsequent to closing the transaction, the Company's original shareholders will own 3.5 percent of the reconstituted company. In the event that the shares of the reconstituted company fail to trade on the OTCBB prior to September 30, 2003, the Company's original shareholders will each return one-half of their shares for cancellation, unless the delay is related to the responsibilities of ACTON.


Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

          (a). Exhibits:

               1.   2.1:   Binding Letter of Intent
               2. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
               3. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

        (b) Reports on Form 8-K

               On March February 28, 2003, we filed a Report on Form 8-K to report a change in control of Registrant. Our report on Form 8-K is hereby incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Akid Corporation.





Date:  March 17, 2003                 By:  /s/ James B. Wiegand
                                           -------------------------------------
                                           James B. Wiegand, President/Secretary