Form 10KSB
period 2003-04-30
AKID CORP
filed 2003-06-24
CIK 1094890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2003
                                              --------------


                        Commission file number: 000-27333
                                                ---------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                                AKID CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                                    COLORADO
          -------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)


                                   84-1493150
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


               16200 WCR 18E, Loveland, Colorado         80537
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


                     Issuer's telephone number: 970-635-0346
                                                ------------

           Securities Registered Under Section 12(b) of the Act: None


                    Securities Registered Under Section 12(g)
                     of the Act: Common Stock, No Par Value
                    -----------------------------------------
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates shares (215,000 of $.01 par value Common Stock) was $0 as of June 15, 2003. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, June 15, 2003 was 1,230,000 shares.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                            Page
                                                                            ----

PART I

     Item 1.  DESCRIPTION OF BUSINESS                                         1

     Item 2.  DESCRIPTION OF PROPERTY                                         8

     Item 3.  LEGAL PROCEEDINGS                                               8

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             8

PART II.

     Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                             8

     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION                                                    9

     Item 7.  FINANCIAL STATEMENTS                                           F-1

     Item 8.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE                                            9

PART III

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
              EXCHANGE ACT                                                   10

     Item 10. EXECUTIVE COMPENSATION                                         10

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT                                                     11

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 11

     Item 13. EXHIBITS AND REPORTS ON FORM 8-K                               11

SIGNATURES                                                                   12

CERTIFICATION                                                                13

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

Item 1. DESCRIPTION OF BUSINESS

(a)  History of the Company

Akid Corporation (the "Company" or the "Registrant"), is a Colorado corporation. Our principal business address is 16200 WCR 18E, Loveland, Colorado 80537. Our phone number is 970-635-0346.

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

OUR SOLE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's sole officer and director participates in other business ventures which may result in conflicts of interest and non- arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

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

WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE ACQUISITION. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. However, there can be no assurance that such a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction itself.

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

Item 2. DESCRIPTION OF PROPERTY

The Company currently occupies offices in the home of its president, which location also serves as offices for Amery Coast Corporation as well as other companies. Commencing in March 2003, the Company began paying $100 per month for the use of the office facilities. From inception through February 2003, an affiliate provided free office space to the Company, on an as needed basis.

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

(b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of June 2003 was approximately 47.

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

                                Plan of Operation

See Part I, Item 1., "Description of Business-Plan of Operation."

                         Liquidity and Capital Resources

At April 30, 2003, the Company's fiscal year end, the Company had cash and cash equivalents of $10,643, reflecting and increase in cash of $10,643 from April 30, 2002. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2004.

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

                                AKID CORPORATION
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent auditors' report .............................................   F-2

Balance sheet, April 30, 2003 ............................................   F-3

Statements of operations, for the years ended April 30, 2003 and 2002,
     and from April 9, 1998 (inception) through April 30, 2003 ...........   F-4

Statement of shareholders' deficit, from April 9, 1998 (inception)
     through April 30, 2003 ..............................................   F-5

Statements of cash flows, for the years ended April 30, 2003 and 2002,
     and from April 9, 1998 (inception) through April 30, 2003 ...........   F-6

Notes to financial statements ............................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Akid Corporation


We have audited the balance sheet of Akid Corporation (a development stage company) as of April 30, 2003 and the related statements of operations, shareholders' equity and cash flows for the years ended April 30, 2003 and 2002, and for the period from April 9, 1998 (inception) through April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Akid Corporation as of April 30, 2003, and the related statements of operations and cash flows for the years ended April 30, 2003 and 2002, and for the period from April 9, 1998 (inception) through April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred operating losses since inception and has limited capital resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
June 9, 2003

                                AKID CORPORATION
                          (A Development Stage Company)

                                  Balance Sheet

                                 April 30, 2003

Assets
Cash ..............................................................   $ 10,643
                                                                      ========

Liabilities and Shareholders' Equity
Liabilities:
     Accounts payable .............................................   $    400
     Accrued liabilities ..........................................      1,650
                                                                      --------
                                                  Total liabilities      2,050
                                                                      --------

Shareholders' equity:
     Preferred stock, no par value; 5,000,000 shares authorized;
       -0- shares issued and outstanding ..........................       --
     Common stock, no par value; 20,000,000 shares authorized;
       1,230,000 shares issued and outstanding ....................      2,673
     Additional paid-in capital ...................................     22,215
     Deficit accumulated during development stage .................    (16,295)
                                                                      --------
                                         Total shareholders' equity      8,593
                                                                      --------

                                                                      $ 10,643
                                                                      ========

                 See accompanying notes to financial statements

                                AKID CORPORATION
                          (A Development Stage Company)

                            Statements of Operations

                                                                                                        April 9,
                                                                                                          1998
                                                                           For the Years Ended         (inception)
                                                                                 April 30,               Through
                                                                        --------------------------      April 30,
                                                                           2003           2002           2003
                                                                        -----------    -----------    -----------
Costs and expenses:
     Stock-based compensation (Note B):
        Organizational costs ........................................   $      --      $      --      $       500
     Compensation ...................................................         2,000           --            2,000
     Rent, related party (Note B) ...................................           200           --              200
     Contributed rent (Note B) ......................................         1,000          1,200          5,900
     General and administrative .....................................         6,183          3,476         22,811
                                                                        -----------    -----------    -----------
                                             Total cost and expenses         (9,383)        (4,676)       (31,411)

Earnest money deposit (Note E) ......................................        15,000           --           15,000
Interest income .....................................................          --             --              116
                                                                        -----------    -----------    -----------
                                Net income/(loss) before income taxes         5,617         (4,676)       (16,295)

Income taxes (Note C) ...............................................          --             --             --
                                                                        -----------    -----------    -----------

                                                    Net income/(loss)   $     5,617    $    (4,676)   $   (16,295)
                                                                        ===========    ===========    ===========

Basic and diluted income/(loss) per common share ....................   $      0.00    $     (0.00)
                                                                        ===========    ===========
Basic and diluted weighted average common
     shares outstanding .............................................     1,230,000      1,230,000
                                                                        ===========    ===========

                 See accompanying notes to financial statements

                                AKID CORPORATION
                          (A Development Stage Company)

                        Statement of Shareholders' Equity


                                                                                          Deficit
                                                                                        Accumulated
                                                         Common Stock       Additional  During the
                                                     ---------------------   Paid-In    Development
                                                       Shares     Amount     Capital       Stage       Total
                                                     ---------   ---------   ---------   ---------    ---------
Beginning balance, April 9, 1998 .................        --     $    --     $    --     $    --      $    --
April 1998, common stock issued in exchange for
    services and in connection with organizing the
    Company (Note B) .............................   1,000,000         500        --          --            500
Contributed rent (Note B) ........................        --          --           100        --            100
Net loss for the period ended April 30, 1998 .....        --          --          --          (688)        (688)
                                                     ---------   ---------   ---------   ---------    ---------
                           BALANCE, APRIL 30, 1998   1,000,000         500         100        (688)         (88)

May 1998, common stock issued for cash,
    net of $127 of offering costs (Note A) .......     230,000       2,173        --          --          2,173
Contributed rent (Note B) ........................        --          --         1,200        --          1,200
Net loss for year ended April 30, 1999 ...........        --          --          --        (2,653)      (2,653)
                                                     ---------   ---------   ---------   ---------    ---------
                           BALANCE, APRIL 30, 1999   1,230,000       2,673       1,300      (3,341)         632

Contributed rent (Note B) ........................        --          --         1,200        --          1,200
Net loss for year ended April 30, 2000 ...........        --          --          --        (8,574)      (8,574)
                                                     ---------   ---------   ---------   ---------    ---------
                           BALANCE, APRIL 30, 2000   1,230,000       2,673       2,500     (11,915)      (6,742)

Contributed rent (Note B) ........................        --          --         1,200        --          1,200
Net loss for year ended April 30, 2001 ...........        --          --          --        (5,321)      (5,321)
                                                     ---------   ---------   ---------   ---------    ---------
                           BALANCE, APRIL 30, 2001   1,230,000       2,673       3,700     (17,236)     (10,863)

Contributed rent (Note B) ........................        --          --         1,200        --          1,200
Net loss for year ended April 30, 2002 ...........        --          --          --        (4,676)      (4,676)
                                                     ---------   ---------   ---------   ---------    ---------
                           BALANCE, APRIL 30, 2002   1,230,000       2,673       4,900     (21,912)     (14,339)

February 2003, forgiveness of debt by majority
   shareholder (Note B) ..........................        --          --        16,315        --         16,315
Contributed rent (Note B) ........................        --          --         1,000        --          1,000
Net income for year ended April 30, 2003 .........        --          --          --         5,617        5,617
                                                     ---------   ---------   ---------   ---------    ---------
                           BALANCE, APRIL 30, 2003   1,230,000   $   2,673   $  22,215   $ (16,295)   $   8,593
                                                     =========   =========   =========   =========    =========

                 See accompanying notes to financial statements

                                AKID CORPORATION
                          (A Development Stage Company)

                            Statements of Cash Flows
                                                                                               April 9,
                                                                                                 1998
                                                                                              (inception)
                                                                     For the Years Ended       Through
                                                                         April 30,             April 30,
                                                                       --------------------    --------
                                                                           2003      2002        2003
                                                                       --------    --------    --------
Cash flows from operating activities:
     Net income/(loss) .............................................   $  5,617    $ (4,676)   $(16,295)
     Transactions not requiring cash:
        Common stock issued for services ...........................       --          --           500
        Office space contributed by an affiliate (Note B) ..........      1,000       1,200       5,900
        Forgiveness of debt by related party (Note B) ..............     16,315        --        16,315
        Changes in operating assets and operating liabilities:
           Accounts payable and accrued liabilities ................    (12,289)      3,476       2,050
                                                                       --------    --------    --------
                           Net cash provided by operating activities     10,643        --         8,470
                                                                       --------    --------    --------

Cash flows from financing activities:
     Proceeds from sale of common stock ............................       --          --         2,300
     Payments for offering costs ...................................       --          --          (127)
                                                                       --------    --------    --------
                           Net cash provided by financing activities       --          --         2,173
                                                                       --------    --------    --------

                                                  Net change in cash     10,643        --        10,643
Cash, beginning of period ..........................................       --          --          --
                                                                       --------    --------    --------

                                                 Cash, end of period   $ 10,643    $   --      $ 10,643
                                                                       ========    ========    ========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
        Interest ...................................................   $   --      $   --      $   --
                                                                       ========    ========    ========
        Income taxes ...............................................   $   --      $   --      $   --
                                                                       ========    ========    ========

                 See accompanying notes to financial statements

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

On February 21, 2003, the Company, Corporate Management Services ("CMS") and Mr. James Wiegand executed a common stock purchase agreement (the "Agreement"). Mr. Wiegand purchased 750,000 shares of the Company's common stock, previously owned by CMS, and effectively took over control of the Company.

On February 21, 2003, pursuant to the Agreement, CMS forgave the $16,315 owed by the Company (see Note B). The debt forgiveness was accounted for as a contribution to capital as the parties are related.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with losses of $16,295 since inception and limited capital resources at April 30, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Summary of significant accounting policies

Cash equivalents

For financial accounting purposes and the statements of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents at April 30, 2003.

                                AKID CORPORATION
                          (A Development Stage Company)

                          Notes To Financial Statements


Fair value of financial instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of current liabilities approximate fair value.

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

At April 30, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

                                AKID CORPORATION
                          (A Development Stage Company)

                          Notes To Financial Statements


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

CMS provided free office space to the Company, on an as needed basis, from inception through February 2003. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $1,000, $1,200, and $5,900, respectively, for the years ended April 30, 2003 and 2002, and the period from April 9, 1998 (inception) through April 30, 2003.

During the year ended April 30, 2003, CMS advanced the Company $3,976 for the payment of professional fees. During the period from inception though February 20, 2003, CMS has advanced the Company $16,315, which, in the past, was recorded as accounts payable, related party. However, as part of the common stock purchase agreement signed on February 21, 2003 (see Note A), the $16,315 liability was forgiven by CMS.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the years ended April 30, 2003 and 2002 are as follows:

                                                      For the Years Ended
                                                           April 30,
                                                    ---------------------
                                                     2003        2002
                                                    ----------  ---------

U.S. statutory federal rate                            15.00%      15.00%
State income tax rate, net of federal benefit           3.94%       4.04%
Contributed rent                                        3.37%      -4.89%
Net operating loss (NOL) for which no tax
    benefit is currently available                    -22.31%     -14.15%
                                                    ----------  ----------
                                                        0.00%       0.00%
                                                    ==========  ==========


At April 30, 2003, deferred taxes consisted of a net tax asset of $1,986, due to operating loss carryforwards of $10,395, which was fully allowed for, in the valuation allowance of $1,986. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended April 30, 2003 and 2002 and from April 9, 1998 (inception) through April 30, 2003 were $(1,253), $837, and $1,986, respectively. Net operating loss carryforwards will expire through 2023.

                                AKID CORPORATION
                          (A Development Stage Company)

                          Notes To Financial Statements


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

Note E: Letter of Intent Rescinded

On February 23, 2003, the Company and ACTON International, Ltd. ("ACTON") entered into a Letter of Intent whereby ACTON would merge into either ACTON Acquisition Corp, to be formed as a subsidiary of the Company, or directly into the Company. However, On May 16, 2003, the parties agreed to rescind the binding Letter of Intent.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) Directors and Executive Officers. The Company has one director and officer as follows:

       Name          Age                   Position                Since
       ----          ---                   --------                -----

James B. Wiegand     56             Director and President       February 2003

Mr. Wiegand acquired a controlling interest and became sole officer and director of the Company in February 2003 and is now serving his first one-year term. Mr. Wiegand is also an officer, director, and employee of Downside Up, Inc., an entity similar in all respects to the Company, which filed its Forms 10-SB with the Securities and Exchange Commission on June 28, 2002. Mr. Wiegand is president of Amery Coast Corporation, a financial consulting company. From 1975 until 1996 Mr. Wiegand was president and director of Solar Energy Research Corp., a publicly traded company which he founded and took public. Mr. Wiegand obtained his Bachelor of Science Mechanical Engineering degree from the University of Denver in 1969.

Item 10. EXECUTIVE COMPENSATION

Mr. Wiegand has not directly received compensation from the Company for his services.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 30, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.



                                        Amount and Nature
Name and Address                        of Beneficial             Percentage
of Beneficial Owner                     Ownership                 of Class
------------------                      ------------              -----------

Corporate Management Services, Inc. (1)   250,000                   20.3%
7899 West Frost Dr.
Littleton, CO  80128

George G. Andrews (2)                     260,000                   21.1%
7899 West Frost Dr.
Littleton, CO  80128

                                        Amount and Nature
Name and Address                        of Beneficial             Percentage
of Beneficial Owner                     Ownership                 of Class
------------------                      ------------              -----------

Barbara Davidson (3)                      255,000                   20.7%
2171 Jonathan Pl.
Boulder, CO  80304

James B. Wiegand                          750,000                   60.9%
16200 WCR 18E
Loveland, CO 80537

All Executive Officers
and Directors as a
Group (1 Person)                          750,000                   60.9%




(1) Corporate Management Services, Inc. ("CMS") is controlled by George Andrews and Barbara Davidson each of who own 50% of the outstanding stock. (2) Includes the shares of CMS and 5,000 shares owned by his spouse.
(3) Includes the shares of CMS.

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
                                                              valued at $500



The Company paid a total of $ in professional fees to Michael V. Anderson, Esq. for legal services and to Cordovano & Harvey, P.C. for accounting services during this reporting period.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 99.1    Section 906 Certification


     (b) Form 8-K

          Reports  on Form 8-K filed  during  the  fourth  quarter of 2002:

          The company filed a report on Form 8-K on February 28, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant):  Akid Corporation




By:  /s/ James B. Wiegand                    Date:  June 23,2003
     -----------------------
     James B. Wiegand
     President

                                 CERTIFICATION


     I, James B. Wiegand, Chief Executive Officer and Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Akid Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  June 23, 2003                        By:  /s/ James B. Wiegand
                                                     ---------------------------
                                                     James B. Wiegand,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer