Form 10QSB
period 2003-07-31
AKID CORP
filed 2003-09-09
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly

                          Period Ended July 31, 2003

                        Commission file number:  000-27333
                                                 ---------


                                AKID CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Colorado                                       84-1493150
             --------                                       ----------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


         16200 WCR 18E, Loveland, Colorado                     80537
    --------------------------------------------             ----------
      (Address of principal executive offices)               (Zip Code)


                                  970-635-0346
                                  -------------
                           (Issuer's telephone number)

              10077 E. County Line Road, Longmont, Colorado  80501
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of July 31, 2003, 1,230,000 shares of common stock, no par value, were outstanding.

                                AKID CORPORATION
                                     Index

                                                                           Page
                                                                          ------

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

          Condensed balance sheet, July 31, 2003 (Unaudited).................3

          Condensed statements of operations (Unaudited) - Three months ended
              July 31, 2003 and 2002, and for the period from April 9, 1998
              (inception) through July 31, 2003..............................4

          Condensed statements of cash flows (Unaudited) - Three months ended
              July 31, 2003 and 2002, and for the period from April 9, 1998
              (inception) through July 31, 2003..............................5

          Notes to condensed financial statements (Unaudited)................6

          Item 2. Plan of Operation..........................................7

          Item 3. Controls and Procedures....................................7

Part II   Other Information..................................................7

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3   Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

          Signatures ........................................................8

                                AKID CORPORATION
                          (A Development Stage Company)
                            Condensed Balance Sheet
                                 July 31, 2003
                                  (Unaudited)


                                     Assets

Cash.................................................................. $          6,748
                                                                         =================

                      Liabilities and Shareholders' Deficit

Current liabilities:

    Accounts payable and accrued liabilities...........................$            300
                                                                         -----------------
                  Total current liabilities...........................              300
                                                                         -----------------
Shareholders' deficit:

    Common stock .....................................................            2,673
    Additional paid-in capital........................................           22,215
    Deficit accumulated during the development stage..................          (18,440)
                                                                         -----------------
                  Total shareholders' deficit.........................            6,448
                                                                         -----------------
                                                                       $          6,748
                                                                         =================

            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                         (A Development Stage Company)
                       Condensed Statements of Operations

                                  (Unaudited)


                                                                                                April 9, 1998
                                                                  Three Months Ended             (inception)
                                                                        July 31,                   Through
                                                           ----------------------------------      July 31,
                                                                2003              2002               2003
                                                           ----------------  ----------------  -----------------
Costs and expenses:
   Stock-based compensation (Note 2):
       Organization costs..................................$        -         $      -         $       500
    Compensation...........................................     1,000                -               3,000
    Contributed rent (Note 2)..............................         -              300               5,900
    Rent, related party (Note 2)...........................       300                -                 500
    Other general and administrative costs.................       845              603              23,656
                                                           -------------  ----------------  -----------------

                    Total costs and expenses...............    (2,145)            (903)            (33,556)

Earnest money deposit......................................         -                -              15,000
Interest income............................................         -                -                 116
                                                           -------------  ----------------  -----------------

                    Loss before income taxes...............    (2,145)            (903)            (18,440)

Income tax provision (Note 3)..............................         -                -                   -
                                                           -------------  ----------------  -----------------

                    Net loss...............................$   (2,145)     $      (903)      $     (18,440)
                                                           =============  ================  =================

Basic and diluted loss per share...........................$    (0.00)     $     (0.00)
                                                           =============  ================

Weighted average common shares outstanding................. 1,230,000        1,230,000
                                                           =============  ================

            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows

                                  (Unaudited)


                                                                                                 April 9, 1998
                                                                       Three Months Ended         (inception)
                                                                             July 31,               Through
                                                               -------------------------------      July 31,
                                                                     2003               2002          2003
                                                               -----------------  ------------  --------------
                      Net cash provided by (used in)
                         operating activities..................$   (3,895)         $    (853)   $    4,575
                                                               -----------        -----------   -----------
Cash flows from financing activities:
    Proceeds from sale of common ..............................         -                  -         2,300
    Payments for offering costs................................         -                  -          (127)
                                                               -----------        -----------   -----------
                      Net cash provided by
                         financing activities..................         -                  -         2,173
                                                               -----------        -----------   -----------

                      Net change in cash.......................    (3,895)              (853)        6,748

Cash:
    Beginning of period........................................    10,643                  -             -
                                                               -----------        -----------   -----------
    End of period..............................................$    6,748          $    (853)   $    6,748
                                                               ===========        ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:

       Income taxes............................................$        -          $       -    $        -
                                                               ===========        ===========   ===========
       Interest................................................$        -          $       -    $        -
                                                               ===========        ===========   ===========

            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 1:  Basis of Presentation
------------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2003 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2:  Related Party Transactions
-----------------------------------

Corporate Management Services ("CMS") organized the Company in exchange for 1,000,000 shares of the Company's common stock. The common stock was valued at $500 by the Company's Board of Directors.

CMS provided free office space to the Company, on an as needed basis, from inception through February 2003. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $-0-, $300, and $5,900, respectively, for the three months ended July 31, 2003 and 2002, and the period from April 9, 1998 (inception) through July 31, 2003.

Commencing in March 31, 2003, the Company began paying Amery Coast Corporation "Amery", an affiliate under common control, rent at the rate of $100 per month. Rent paid to the related party totaled $300, $-0-, and $500, respectively, for the three months ended July 31, 2003 and 2002, and the period from April 9, 1998 (inception) through July 31, 2003.

Note 3:  Income Taxes
---------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Part I - Item 2. Plan of Operation
------           -----------------

The Company's plan of operation is to complete a planned merger with an operating company. The Company has one part time employee, incurs minimal rent and administrative expenses, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president devotes time as required to the affairs of the Company.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace.

The Company's success is dependent upon consummating a business combination and there are no assurances that this will occur.

Part I - Item 3. Controls and Procedures
------           -----------------------

(a)  Evaluation of disclosure controls and procedures
     ------------------------------------------------

     We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and principal financial officer has concluded that our disclosure controls and procedures were adequate.

(b)  Changes in internal controls
     ----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Part II - Other Information
-------   -----------------

Items 1 through 5

        No response required.

Item 6:  Exhibits and Reports on Form 8-K

        (a). Exhibits:

               1.   31: Certification

               2. 32: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Principal Financial Officer

        (b) Reports on Form 8-K

                     None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Akid Corporation.

Date:  September 5, 2003              By:  /s/ James B. Wiegand
                                           -------------------------------------
                                           James B. Wiegand, President/Secretary