Form 10QSB
period 2003-10-31
AKID CORP
filed 2003-12-02
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly

                          Period Ended October 31, 2003

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

As of October 31, 2003, 1,230,000 shares of common stock, no par value, were outstanding.

                                AKID CORPORATION
                                     Index


                                                                           Page
                                                                          ------

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

          Condensed balance sheet, October 31, 2003 (Unaudited)...........   3

          Condensed statements of operations (Unaudited) -
              Three and six months ended October 31, 2003
              and 2002, and for the period from April 9, 1998
              (inception)  through October 31, 2003.......................   4

          Condensed statements of cash flows (Unaudited) -
              Six months ended October 31, 2003 and 2002,
              and for the period from April 9, 1998
              (inception) through October 31, 2003........................   5

          Notes to condensed financial statements (Unaudited).............   6

          Item 2. Plan of Operation.......................................   7

          Item 3. Controls and Procedures.................................   7

Part II   Other Information...............................................   7

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3   Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of
                   Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

          Signatures......................................................   8




                                AKID CORPORATION
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                October 31, 2003
                                  (Unaudited)




                                     Assets

Cash...............................................................$      3,467
                                                                     ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:

    Accounts payable and accrued liabilities.......................$        400
                                                                     -----------
                  Total current liabilities........................         400
                                                                     -----------

Shareholders' deficit:

    Common stock...................................................       2,673
    Additional paid-in capital.....................................      22,515
    Deficit accumulated during the development stage...............     (22,121)
                                                                     -----------
                  Total shareholders' deficit......................       3,067
                                                                     -----------
                                                                   $      3,467
                                                                     ===========



            See accompanying notes to condensed financial statements


                                AKID CORPORATION
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)



                                                                                                                 April 9, 1998
                                                             Three Months Ended           Six Months Ended        (inception)
                                                                October 31,                  October 31,            Through
                                                        --------------------------  --------------------------    October 31,
                                                            2003           2002         2003            2002          2003
                                                        -------------  -----------  -----------   ------------  -------------
Costs and expenses
  Stock-based compensation (Note 2):
    Organization costs..................................$       --     $        --  $       --     $       --     $      500
  Compensation..........................................     2,000              --       3,000             --          5,000
  Contributed rent (Note 2).............................       300             300         300            600          6,200
  Rent paid to related party (Note 2)...................        --              --         300             --            500
  Other general and administrative costs................     1,381             854       2,226          1,756         25,037
                                                        -------------  -----------  -----------   ------------  -------------

                                                             3,681           1,154       5,826          2,356         37,237
                                                        -------------  -----------  -----------   ------------  -------------

Loss before income taxes and interest income............    (3,681)        (1,154)      (5,826)        (2,356)       (37,237)

Earnest money deposit...................................        --             --           --             --         15,000
Interest income.........................................        --             --           --             --            116
                                                        -------------  -----------  -----------   ------------  -------------

                 Loss before
                    income taxes........................    (3,681)        (1,154)      (5,826)        (2,356)       (22,121)

Income tax provision (Note 3)...........................        --             --           --             --             --
                                                        -------------  -----------  -----------   ------------  -------------

                 Net loss...............................$   (3,681)    $   (1,154)  $   (5,826)   $    (2,356)  $    (22,121)
                                                        =============  ===========  ===========   ============  =============

Basic and diluted loss per share........................$    (0.00)    $    (0.00)  $    (0.00)   $     (0.00)
                                                        =============  ===========  ===========   ============

Weighted average common shares outstanding.............. 1,230,000      1,230,000    1,230,000      1,230,000
                                                        =============  ===========  ===========   ============



            See accompanying notes to condensed financial statements


                                AKID CORPORATION
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                                                 April 9, 1998
                                                                       Six Months Ended           (inception)
                                                                          October 31,               Through
                                                               -----------------------------       October 31,
                                                                     2003            2002            2003
                                                               --------------  -------------   -----------------
                      Net cash provided by (used in)
                         operating activities..................$      (7,176)  $          --   $        1,294
                                                               --------------  -------------   -----------------
Cash flows from financing activities:
    Proceeds from sale of common...............................           --              --            2,300
    Payments for offering costs................................           --              --             (127)
                                                               --------------  -------------   -----------------
                      Net cash provided by
                         financing activities..................           --              --            2,173
                                                               --------------  -------------   -----------------
                      Net change in cash.......................       (7,176)             --            3,467

Cash:
    Beginning of period........................................       10,643              --               --
                                                               --------------  -------------   -----------------
    End of period..............................................$       3,467   $          --   $        3,467
                                                               ==============  =============   =================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Income taxes............................................$          --   $          --   $           --
                                                               ==============  =============   =================
       Interest................................................$          --   $          --   $           --
                                                               ==============  =============   =================





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

CMS provided free office space to the Company, on an as needed basis, from inception through February 2003. Commencing in August 2003, Amery Coast Corporation "Amery", an affiliate under common control, began contributing office space to the Company. The Company's Board of Directors has valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $300, $600, and $6,200, respectively, for the six months ended October 31, 2003 and 2002, and the period from April 9, 1998 (inception) through October 31, 2003.

Commencing in March 2003, the Company began paying Amery Coast Corporation "Amery", an affiliate under common control, rent at the rate of $100 per month. Rent paid to the related party totaled $300, $-0-, and $500, respectively, for the six months ended October 31, 2003 and 2002, and the period from April 9, 1998 (inception) through October 31, 2003. Amery began contributing rent to the Company commencing in August 2003 as described in the previous paragraph.


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


                                           Akid Corporation.



Date:  November 24, 2003                   By:  /s/ James B. Wiegand
                                           -------------------------------------
                                           James B. Wiegand, President/Secretary