Form 10QSB
period 2004-01-31
AKID CORP
filed 2004-03-12
CIK 1094890

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the

                Securities Exchange Act of 1934 for the Quarterly

                          Period Ended January 31, 2004

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

As of January 31, 2004,  1,230,000  shares of common stock,  no par value,  were  outstanding.

                                                                        Page

                                                                       ------

PART I     FINANCIAL INFORMATION

     Item 1. Financial Statements

Condensed balance sheet, January 31, 2004 (Unaudited)...................  3

Condensed statements of operations (Unaudited) - Three

and nine months ended January 31, 2004 and 2003, and

for the period from April 9, 1998 (inception) through

January 31, 2004........................................................  4

Condensed statements of cash flows (Unaudited) - Nine

months ended January 31, 2004 and 2003, and for the

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3   Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

Signatures..............................................................  8

ASSETS

------

Cash                                                   $   2,938 Cash

Liabilities and Shareholders' Deficit

Current liabilities:

     Accounts payable and accrued liabilities          $     350 AP

       Total current liabilities                             350

Shareholders' deficit:

     Common stock                                          2,673 CS

     Additional paid-in capital                           22,815 APIC

     Deficit accumulated during the development stage    (22,900)

            Total shareholders' deficit                    2,588

                                                          -----------

                                                       $   2,938

See accompanying notes to condensed financial statements




                                                                                      April 9,

                                                                                      1998

                                                                                     (inception)

                                    Three Months Ended        Nine Months Ended       Through

                                    January 31,                January 31,            January 31,

                                    2004         2003         2004          2003      2004

Costs and expenses:                 ------------------        ------------------      -----------

 Stock-based compensation (Note 2):

  Organization costs                 $    —    $    —         $   —      $   —       $ 500

 Compensation                             —         —         3,000          —       5,000 Comp

 Contributed rent (Note 2)              300       300           600        900       6,500 Crent

 Rent paid to related party (Note 2)      —         —           300          —         500 RentRP

 Other general and administrative co    479       250         2,705      1,581      25,516 SGA

Costs and expenses:                 ------------------        ------------------    -------------

                                        779       550         6,605      2,481      38,016

Costs and expenses:                 ------------------        ------------------    -------------

Loss before income taxes and interest  (779)     (550)       (6,605)    (2,481)    (38,016)

Earnest money deposit                     —         —             —          —      15,000

Interest income                           —         —             —          —         116 Othinc

Costs and expenses:                 ------------------        ------------------    -------------

       Loss before

        income taxes                   (779)     (550)       (6,605)    (2,481)    (22,900)

 Income tax provision (Note 3)            —         —             —          —           — Tax

Costs and expenses:                 ------------------        ------------------    -------------

       Net loss                      $ (779)   $ (550)      $(6,605)   $(2,481)   $(22,900)

Basic and diluted loss per share$     (0.00)   $(0.00)      $ (0.01)   $ (0.00)

Costs and expenses:                 ==================        ==================

Weighted average common

 shares outstanding                1,230,000 1,230,000     1,230,000   1,230,000

See accompanying notes to condensed financial statements






                                                                           April 9, 1998

                                                                          (inception)

                                                Nine Months Ended          Through

                                                    January 31,            January 31,

                                                 2004          2003        2004

                                               --------       --------     -------------

       Net cash provided by (used in)

         operating activities                $  (7,705)       $     —        $      765

                                               --------       --------     -------------

Cash flows from financing activities:

 Proceeds from sale of common                        —              —             2,300

 Payments for offering costs                         —              —              (127)

                                               --------       --------     -------------

       Net cash provided by

         financing activities                        —              —             2,173

                                               --------       --------     -------------

       Net change in cash                       (7,705)             —             2,938

Cash:

 Beginning of period                             10,643             —                 —

                                               --------       --------     -------------

 End of period                               $    2,938       $     —        $    2,938

                                             ==========     ==========   ==============

Supplemental disclosure of cash flow information:

 Cash paid during the period for:

  Income taxes                               $       —        $     —        $        —

                                             ==========     ==========   ==============

  Interest                                   $       —        $     —        $        —

                                             ==========     ==========   ==============



See accompanying notes to condensed financial statements

AKID CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2003 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto.  The Company entered the development stage in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 on April 9, 1998 and its purpose is to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2:  Related Party Transactions

Corporate Management Services (“CMS”) organized the Company in exchange for 1,000,000 shares of the Company’s common stock.  The common stock was valued at $500 by the Company’s Board of Directors.

CMS provided free office space to the Company, on an as needed basis, from inception through February 2003.  Commencing in August 2003, Amery Coast Corporation “Amery”, an affiliate under common control, began contributing office space to the Company.  The Company’s Board of Directors has valued this free service at approximately $100 per month, based on prevailing local market rates.  The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $600, $900, and $6,500, respectively, for the nine months ended January 31, 2004 and 2003, and the period from April 9, 1998 (inception) through January 31, 2004.

Commencing in March 2003, the Company began paying Amery Coast Corporation “Amery”, an affiliate under common control, rent at the rate of $100 per month.  Rent paid to the related party totaled $300, $-0-, and $500, respectively, for the nine months ended January 31, 2004 and 2003, and the period from April 9, 1998 (inception) through January 31, 2004.  Amery began contributing rent to the Company commencing in August 2003 as described in the previous paragraph.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

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

                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Akid Corporation

Date:  March 9, 2004                      By:  /s/ James B. Wiegand

                                               ------------------------

                                                   James B. Weigand

                                                   President/Secretary

