Form 10QSB/A
period 2004-01-31
AKID CORP
filed 2004-03-15
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

 FORM 10-QSB/A

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

TABLE OF CONTENTS

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

AKID CORPORATION

(A Development Stage Company)

Condensed Balance Sheet

January 31, 2004

(Unaudited)

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

See accompanying notes to condensed financial statements

AKID CORPORATION

(A Development Stage Company)

Condensed Statements of Operations

January 31, 2004

(Unaudited)




                                                                                      April 9,

                                                                                      1998

                                                                                     (inception)

                                    Three Months Ended        Nine Months Ended       Through

                                    January 31,                January 31,            January 31,

                                    2004         2003         2004          2003      2004

Costs and expenses:                 ------------------        ------------------      -----------

 Stock-based compensation (Note 2):

  Organization costs                 $         $              $          $           $ 500

 Compensation                                                 3,000                  5,000 Comp

 Contributed rent (Note 2)              300       300           600        900       6,500 Crent

 Rent paid to related party (Note 2)                            300                    500 RentRP

 Other general and administrative co    479       250         2,705      1,581      25,516 SGA

Costs and expenses:                 ------------------        ------------------    -------------

                                        779       550         6,605      2,481      38,016

Costs and expenses:                 ------------------        ------------------    -------------

Loss before income taxes and interest  (779)     (550)       (6,605)    (2,481)    (38,016)

Earnest money deposit                                                               15,000

Interest income                                                                        116 Othinc

Costs and expenses:                 ------------------        ------------------    -------------

       Loss before

        income taxes                   (779)     (550)       (6,605)    (2,481)    (22,900)

 Income tax provision (Note 3)                                                             Tax

Costs and expenses:                 ------------------        ------------------    -------------

       Net loss                      $ (779)   $ (550)      $(6,605)   $(2,481)   $(22,900)

Basic and diluted loss per share$     (0.00)   $(0.00)      $ (0.01)   $ (0.00)

Costs and expenses:                 ==================        ==================

Weighted average common

 shares outstanding                1,230,000 1,230,000     1,230,000   1,230,000

                         See accompanying notes to condensed financial statements



AKID CORPORATION

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)




                                                                           April 9, 1998

                                                                          (inception)

                                                Nine Months Ended          Through

                                                    January 31,            January 31,

                                                 2004          2003        2004

                                               --------       --------     -------------

       Net cash provided by (used in)

         operating activities                $  (7,705)       $              $      765

                                               --------       --------     -------------

Cash flows from financing activities:

 Proceeds from sale of common                                                     2,300

 Payments for offering costs                                                       (127)

                                               --------       --------     -------------

       Net cash provided by

         financing activities                                                     2,173

                                               --------       --------     -------------

       Net change in cash                       (7,705)                           2,938

Cash:

 Beginning of period                             10,643

                                               --------       --------     -------------

End of period                               $    2,938       $              $    2,938

                                             ==========     ==========   ==============

Supplemental disclosure of cash flow information:

 Cash paid during the period for:

  Income taxes                               $                $              $

                                             ==========     ==========   ==============

  Interest                                   $                $              $

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

                                                                             6  Part II - Other Information

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

