Form 10QSB/A
period 2004-01-31
AKID CORP
filed 2004-03-17
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 2

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

                                TABLE OF CONTENTS
                                                                        Page
                                                                       ------
PART I     FINANCIAL INFORMATION

     Item 1. Financial Statements

Condensed balance sheet, January 31, 2004 (Unaudited)...................  3

Condensed statements of operations (Unaudited) - Three
and nine months ended January 31, 2004 and 2003, and
for the period from April 9, 1998 (inception) through
January 31, 2004........................................................  4

Condensed statements of cash flows (Unaudited) - Nine
months ended January 31, 2004 and 2003, and for the
period from April 9, 1998 (inception) through January 31, 2004..........  5

Notes to condensed financial statements (Unaudited).....................  6

Item 2. Plan of Operation........................ ......................  7

Item 3. Controls and Procedures.........................................  7

Part II     Other Information...........................................  7

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

             See accompanying notes to condensed financial statements

                                AKID CORPORATION
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                January 31, 2004
                                  (Unaudited)


                                                                                    April 9,
                                                                                    1998
                                                                                   (inception)
                                    Three Months Ended      Nine Months Ended       Through
                                    January 31,             January 31,            January 31,
                                    2004         2003       2004          2003      2004
Costs and expenses:                 ------------------       -----------------      -----------
 Stock-based compensation (Note 2):
  Organization costs                 $         $            $          $           $ 500
 Compensation                                               3,000                  5,000 Comp
 Contributed rent (Note 2)              300       300         600        900       6,500 Crent
 Rent paid to related party (Note 2)                          300                    500 RentRP
 Other general and administrative co    479       250       2,705      1,581      25,516 SGA
Costs and expenses:                 ------------------      ------------------    -------------
                                        779       550       6,605      2,481      38,016
Costs and expenses:                 ------------------        ------------------    -------------
Loss before income taxes and interest  (779)     (550)     (6,605)    (2,481)    (38,016)
Earnest money deposit                                                             15,000
Interest income                                                                      116 Othinc
Costs and expenses:                 ------------------      ------------------    -------------
       Loss before
        income taxes                   (779)     (550)     (6,605)    (2,481)    (22,900)

 Income tax provision (Note 3)                                                           Tax
Costs and expenses:                 ------------------      ------------------    -------------
       Net loss                      $ (779)   $ (550)    $(6,605)   $(2,481)   $(22,900)

Basic and diluted loss per share$     (0.00)   $(0.00)    $ (0.01)   $ (0.00)
Costs and expenses:                 ==================      ==================
Weighted average common
 shares outstanding                1,230,000 1,230,000  1,230,000  1,230,000



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

End of period                               $    2,938        $              $    2,938
                                             ==========     ==========   ==============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:

  Income taxes                              $                 $              $
                                             ==========     ==========   ==============
  Interest                                  $                 $              $
                                             ==========     ==========   ==============

             See accompanying notes to condensed financial statements

                                AKID CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2003 as filed in its Form 10-QSB and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

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

CMS provided free office space to the Company, on an as needed basis, from inception through February 2003. Commencing in August 2003, Amery Coast Corporation "Amery", an affiliate under common control, began contributing office space to the Company. The Company's Board of Directors has valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $600, $900, and $6,500, respectively, for the nine months ended January 31, 2004 and 2003, and the period from April 9, 1998 (inception) through January 31, 2004.
                                       6
Commencing in March 2003, the Company began paying Amery Coast Corporation "Amery", an affiliate under common control, rent at the rate of $100 per month. Rent paid to the related party totaled $300, $-0-, and $500, respectively, for the nine months ended January 31, 2004 and 2003, and the period from April 9, 1998 (inception) through January 31, 2004. Amery began contributing rent to the Company commencing in August 2003 as described in the previous paragraph.

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

                                         7

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

                                                   Akid Corporation


Date:  March 9, 2004                      By:  /s/ James B. Wiegand
                                               ------------------------
                                                   James B. Wiegand
                                                   President/Secretary