Form 10KSB
period 2004-04-30
AKID CORP
filed 2004-06-24
CIK 1094890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2004
                                              --------------


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

The aggregate market value of the voting stock held by non-affiliates shares (215,000 of $.01 par value Common Stock) was $0 as of June 15, 2004. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, June 15, 2004 was 1,230,000 shares.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                            Page
                                                                            ----

PART I ....................................................................    1

     Item 1. DESCRIPTION OF BUSINESS ......................................    1

     Item 2. DESCRIPTION OF PROPERTY ......................................    8

     Item 3. LEGAL PROCEEDINGS ............................................    8

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS .............................................    8

PART II ...................................................................    8

     Item 5. MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER
             MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY
             SECURITIES....................................................    8

     Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ....    9

     Item 7. FINANCIAL STATEMENTS .........................................  F-1

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FIURE .........................................   10
                 Item 8A CONTROLS AND PROCEDURES
                 Item 8B OTHER INFORMATION

PART III ..................................................................   10

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...........   10

     Item 10. EXECUTIVE COMPENSATION ......................................   10

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS ..................   10

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   11

     Item 13. EXHIBITS AND REPORTS ON FORM 8-K ............................   11

     Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................   11

SIGNATURES ................................................................   13

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

Item 2. DESCRIPTION OF PROPERTY

The Company currently occupies offices in the home of its president, which location also serves as offices for Amery Coast Corporation as well as other companies. From inception through April 2004, affiliates provided free office space to the Company, on an as needed basis, except for the period from March 2003 through July 2003 when the Company paid Amery Coast Corporation $100 per month for rent.

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

(b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of June 2004 was approximately 47.

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

                                Plan of Operation

See Part I, Item 1., "Description of Business-Plan of Operation."

                         Liquidity and Capital Resources

At April 30, 2004, the Company's fiscal year end, the Company had cash and cash equivalents of $2,388, reflecting a decrease in cash of $8,305 from April
30, 2003. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2005.

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

                                AKID CORPORATION

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent auditors' report .............................................   F-2

Balance sheet, April 30, 2004 ............................................   F-3

Statements of operations, for the years ended April 30, 2004 and 2003.....   F-4

Statement of shareholders' deficit, from May 1, 2002 through
     April 30, 2004 ......................................................   F-5

Statements of cash flows, for the years ended April 30, 2004 and 2003.....   F-6

Notes to financial statements ............................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Akid Corporation


We have audited the balance sheet of Akid Corporation as of April 30, 2004 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Akid Corporation as of April 30, 2004, and the results of its operations and cash flows for the years ended April 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has limited capital resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
June 11, 2004

                                AKID CORPORATION
                                 Balance Sheet
                                 April 30, 2004


                                     Assets

Cash ..............................................................    $  2,338
                                                                       ========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities ......................    $  1,650
                                                                       --------
                  Total current liabilities .......................       1,650
                                                                       --------

Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares authorized;
       -0- shares issued and outstanding ..........................        --
    Common stock, no par value; 20,000,000 shares authorized;
       1,230,000 shares issued and outstanding ....................       2,673
    Additional paid-in capital ....................................      23,115
    Accumulated deficit ...........................................     (25,100)
                                                                       --------

                  Total shareholders' equity ......................         688
                                                                       --------

                                                                       $  2,338
                                                                       ========
                 See accompanying notes to financial statements

                                AKID CORPORATION
                            Statements of Operations

                                                         For the Years Ended
                                                              April 30,
                                                     --------------------------
                                                        2004              2003
                                                     -----------    -----------
Costs and expenses:
    Compensation ................................... $     3,000    $     2,000
    Contributed rent (Note 2) ......................         900          1,000
    Rent, related party (Note 2) ...................         300            200
    Other general and administrative costs .........       4,605          6,183
                                                     -----------    -----------

            Total costs and expenses ...............      (8,805)        (9,383)


Earnest money deposit (Note 5) .....................        --           15,000
                                                     -----------    -----------

            Income/(loss) before income taxes.......      (8,805)         5,617

Income tax provision (Note 3) ......................        --             --
                                                     -----------    -----------

            Net income/(loss) ...................... $    (8,805)   $     5,617
                                                     ===========    ===========

Basic and diluted loss per common share ............ $     (0.01)   $      0.00
                                                     ===========    ===========

Weighted average common shares outstanding .........   1,230,000      1,230,000
                                                     ===========    ===========

                 See accompanying notes to financial statements

                                AKID CORPORATION
                  Statement of Changes in Shareholders' Equity
                                                                     Common Stock          Additional
                                                                    ---------------------   Paid-In    Accumulated
                                                                      Shares      Amount     Capital     Deficit       Total
                                                                    ---------   ---------   ---------   ---------    ---------
                                             BALANCE, MAY 1, 2002   1,230,000   $   2,673   $   4,900   $ (21,912)   $ (14,339)

February 2003, forgiveness of debt by majority
   shareholder (Note 2) .........................................        --          --        16,315        --         16,315
Contributed rent (Note 2) .......................................        --          --         1,000        --          1,000
Net income for year ended April 30, 2003 ........................        --          --          --         5,617        5,617
                                                                    ---------   ---------   ---------   ---------    ---------
                                          BALANCE, APRIL 30, 2003   1,230,000       2,673      22,215     (16,295)       8,593

Contributed rent (Note 2) .......................................        --          --           900        --            900
Net loss for year ended April 30, 2004 ..........................        --          --          --        (8,805)      (8,805)
                                                                    ---------   ---------   ---------   ---------    ---------
                                          BALANCE, APRIL 30, 2004   1,230,000   $   2,673   $  23,115   $ (25,100)   $     688
                                                                    =========   =========   =========   =========    =========

                 See accompanying notes to financial statements

                                AKID CORPORATION
                            Statements of Cash Flows


                                                                       For the Years Ended
                                                                           April 30,
                                                                --------------------------------
                                                                    2004              2003
                                                                --------------    --------------
Cash flows from operating activities:
    Net income/(loss) .......................................   $       (8,805)   $        5,617
    Transactions not requiring cash:
       Office space contributed by an affiliate (Note 2) ....              900             1,000
       Forgiveness of debt by related party (Note 2) ........             --              16,315
       Changes in operating assets and operating liabilities:
          Accounts payable and accrued liabilities ..........             (400)          (12,289)
                                                                --------------    --------------
                     Net cash provided by (used in)
                         operating activities ...............           (8,305)           10,643
                                                                --------------    --------------

                     Net change in cash .....................           (8,305)           10,643

Cash:
    Beginning of year .......................................           10,643              --
                                                                --------------    --------------

    End of year .............................................   $        2,338    $       10,643
                                                                ==============    ==============

Supplemental disclosure of cash flow information:

    Cash paid during the year for:
       Income taxes .........................................   $         --      $         --
                                                                ==============    ==============

       Interest .............................................   $         --      $         --
                                                                ==============    ==============

                 See accompanying notes to financial statements

                                AKID CORPORATION
                          Notes To Financial Statements


Note 1: Nature of Organization and Summary of Significant Accounting Policies

Organization

Akid Corporation (the "Company") was incorporated, by an affiliate, under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company is a "blank check" company. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended April 30, 2004. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information is no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary.

On February 21, 2003, the Company, Corporate Management Services ("CMS") and Mr. James Wiegand executed a common stock purchase agreement (the "Agreement"). Mr. Wiegand purchased 750,000 shares of the Company's common stock, previously owned by CMS, and effectively took over control of the Company.

On February 21, 2003, pursuant to the Agreement, CMS forgave the $16,315 owed by the Company (see Note 2). The debt forgiveness was accounted for as a contribution to capital as the parties are related.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses since inception and has limited capital resources at April 30, 2004. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to complete a merger or acquisition with an operating entity and ultimately to attain profitability. The Company intends to evaluate, structure and complete a merger with, or acquisition of, a privately owned operating entity. The Company currently has no prospects for completing a merger or acquisition and there is no assurance that the Company will ever be successful in completing a merger or acquisition.

Summary of significant accounting policies

Cash equivalents

For financial accounting purposes and the statements of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents at April 30, 2004.

                                AKID CORPORATION
                          Notes To Financial Statements


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

At April 30, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Note 2: Related Party Transactions

CMS provided free office space to the Company, on an as needed basis, from inception through February 2003. Commencing in August 2003, Amery Coast
Corporation "Amery", an affiliate under common control, began contributing office space to the Company. The Company's Board of Directors has valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $900 and $1,000, respectively, for the years ended April 30, 2004 and 2003.

Commencing in March 2003, the Company began paying "Amery" rent at the rate of $100 per month. Rent paid to Amery totaled $300 and $200, respectively, for the years ended April 30, 2004 and 2003 and is included in the accompanying financial statements as "Rent, related party". Amery began contributing rent to the Company commencing in August 2003 as described in the previous paragraph.

                                AKID CORPORATION
                          Notes To Financial Statements


During the year ended April 30, 2003, CMS advanced the Company $3,976 for the payment of professional fees. During the period from inception though February 20, 2003, CMS has advanced the Company $16,315, which, in the past, was recorded as accounts payable, related party. However, as part of the common stock purchase agreement signed on February 21, 2003 (see Note 1), the $16,315 liability was forgiven by CMS.

Note 3: Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the years ended April 30, 2004 and 2003 are as follows:


                                                         2004            2003
                                                       ---------       ---------
U.S.  statutory federal rate.......................      15.00%         15.00%
State income tax rate, net of federal benefit......       3.94%          3.94%
Contributed rent...................................      -1.94%          3.37%
Net operating loss (NOL) for which no tax
    benefit is currently available.................     -17.00%        -22.31%
                                                       ---------       ---------

                                                          0.00%          0.00%
                                                       =========       =========


At April 30, 2004, deferred taxes consisted of a net tax asset of $3,483, due to operating loss carryforwards of $18,300, which was fully allowed for, in the valuation allowance of $3,483. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended April 30, 2004 and 2003 were $1,497 and ($1,253), respectively. Net operating loss carryforwards will expire through 2024.

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

Note 4: Shareholders' Equity

The Company's preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of share in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the share, (5) terms of conversion and (6) voting rights.

                                AKID CORPORATION
                          Notes To Financial Statements


Note 5: Letter of Intent Rescinded

On February 23, 2003, the Company and ACTON International, Ltd. ("ACTON") entered into a Letter of Intent ("LOI") whereby ACTON would merge into either ACTON Acquisition Corp, to be formed as a subsidiary of the Company, or directly into the Company. As part of the LOI, the Company received a $15,000 non-refundable earnest money deposit for working capital. However, On May 16, 2003, the parties agreed to rescind the LOI.

Item 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in internal controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION

     None.

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

James B. Wiegand     57             Director and President       February 2003

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 30, 2004, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                             Amount and Nature
Name and Address                             of Beneficial           Percentage
of Beneficial Owner                          Ownership               of Class
------------------                           ------------            -----------

Corporate Management Services, Inc. (1)        250,000                 20.3%
1823 S Quincy Street
Tulsa, OK 74120

                                             Amount and Nature
Name and Address                             of Beneficial           Percentage
of Beneficial Owner                          Ownership               of Class
------------------                           ------------            -----------

Barbara Davidson (2)                           255,000                 20.7%
1327 Lark Court
Boulder, CO  80303

James B. Wiegand                               750,000                 60.9%
16200 WCR 18E
Loveland, CO 80537

All Executive Officers
and Directors as a
Group (1 Person)                               750,000                 60.9%

---------------------
(1) Corporate Management Services, Inc. ("CMS") is controlled by the estate of George Andrews and Barbara Davidson each of who own 50% of the outstanding stock.

(2)  Includes the shares of CMS.
---------------------

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Corporate Management Services ("CMS") provided free office space to the Company, on an as needed basis, from inception through February 2003. Commencing in August 2003, Amery Coast Corporation "Amery", an affiliate under common control, began contributing office space to the Company. The Company's Board of Directors has valued this free service at approximately $100 per month, based on prevailing local market rates.

Commencing in March 2003, the Company began paying "Amery" rent at the rate of $100 per month. Rent paid to Amery totaled $300 and $200, respectively, for the years ended April 30, 2004 and 2003 and is included in the accompanying financial statements as "Rent, related party". Amery began contributing rent to the Company commencing in August 2003 as described in the previous paragraph.

During the year ended April 30, 2003, CMS advanced the Company $3,976 for the payment of professional fees. During the period from inception though February 20, 2003, CMS has advanced the Company $16,315, which, in the past, was recorded as accounts payable, related party. However, as part of the common stock purchase agreement signed on February 21, 2003 (see Note 1), the $16,315 liability was forgiven by CMS.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EX-31 Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

     EX-32 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Form 8-K

Reports  on Form 8-K filed  during  the quarter ended April 30, 2004 NA

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and audit-Related Fees

During the year ended April 30, 2004, the Company's principal accountant billed $2,800 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

During the year ended April 30, 2003, the Company's principal accountant billed $2,525 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended April 30, 2004 and 2003.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended April 30, 2004 and 2003.

The officers and directors of Akid have determined that the services provided by our Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

Audit Committee's Pre-Approval Policies and Procedures

Due to the fact that Akid has only one active officer and director, the Company does not have an audit committee at this time.

Percentage of Hours Expended

All hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributable to work performed by persons that are the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant):  Akid Corporation




By:  /s/ James B. Wiegand                    Date:  June 23,2004
     -----------------------
     James B. Wiegand
     President