Form 10QSB
period 2004-07-31
AKID CORP
filed 2004-09-02
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                                      20549
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly
                           Period Ended July 31, 2004
                                        --------------



                        Commission file number:  000-27333
                                                 ---------


                                AKID CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Colorado                                       84-1493150
   -------------------------------                        -----------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


         16200 WCR 18E, Loveland, Colorado                     80537
    --------------------------------------------             ----------
      (Address of principal executive offices)               (Zip Code)


                                  970-635-0346
                            -------------------------
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

As of August 31, 2004, 1,230,000 shares of common stock, no par value, were outstanding.

                                AKID CORPORATION
                                Index

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Condensed balance sheet, July 31, 2004 (Unaudited) ................   3

        Condensed statements of operations (Unaudited) - Three months ended
           July 31, 2004 and 2003 .........................................   4

        Condensed statements of cash flows (Unaudited) - Three months ended
           July 31, 2004 and 2003 .........................................   5

        Notes to condensed financial statements (Unaudited) ...............   6

        Item 2. Plan of Operation .........................................   7

        Item 3. Controls and Procedures ...................................   7

Part II Other Information .................................................   7

        Item 1. Legal Proceedings .........................................   7
        Item 2. Changes in Securities .....................................   7
        Item 3  Defaults Upon Senior Securities ...........................   7
        Item 4. Submission of Matters to a Vote of Security Holders .......   7
        Item 5. Other Information .........................................   7
        Item 6. Exhibits and Reports on Form 8-K ..........................   7

        Signatures ........................................................   8

                                AKID CORPORATION
                            Condensed Balance Sheet
                                 July 31, 2004
                                  (Unaudited)

                                     Assets

Cash ......................................................   $    153
                                                              ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ..............   $    350
                                                              --------
                  Total current liabilities ...............        350
                                                              --------

Shareholders' deficit:
    Common stock ..........................................      2,673
    Additional paid-in capital ............................     23,415
    Deficit accumulated during the development stage ......    (26,285)
                                                              --------

                  Total shareholders' deficit .............       (197)
                                                              --------

                                                              $    153
                                                              ========

            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                       July 31,
                                              --------------------------
                                                  2004           2003
                                              -----------    -----------
Costs and expenses:
    Compensation ..........................   $      --      $     1,000
    Contributed rent (Note 2) .............           300           --
    Rent, related party (Note 2) ..........          --              300
    Other general and administrative costs            885            845
                                              -----------    -----------

                   Loss before income taxes        (1,185)        (2,145)

Income tax provision (Note 3) .............          --             --
                                              -----------    -----------

                   Net loss ...............   $    (1,185)   $    (2,145)
                                              ===========    ===========

Basic and diluted loss per share ..........   $     (0.00)   $     (0.00)
                                              ===========    ===========

Weighted average common shares outstanding      1,230,000      1,230,000
                                              ===========    ===========


            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                            July 31,
                                                      --------------------
                                                        2004        2003
                                                      --------    --------
                     Net cash used in
                         operating activities .....   $ (2,185)   $ (3,895)
                                                      --------    --------


                     Net change in cash ...........     (2,185)     (3,895)

Cash:
    Beginning of period ...........................      2,338      10,643
                                                      --------    --------

    End of period .................................   $    153    $  6,748
                                                      ========    ========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
       Income taxes ...............................   $   --      $   --
                                                      ========    ========
       Interest ...................................   $   --      $   --
                                                      ========    ========


            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2004 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2:  Related Party Transactions

Amery Coast Corporation "Amery", an affiliate under common control, began contributing office space to the Company in August 2003. The Company's Board of Directors has valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $300 for the three months ended July 31, 2004.

During the three months ended July 31, 2003, the Company paid Amery $300 for the use of office space.

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

The Company's success is dependent upon consummating a business combination and there are no assurances that this will occur.

Part I - Item 3. Controls and Procedures
------           -----------------------

The Principal Executive Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer completed the evaluation.


Part II - Other Information
-------   -----------------

Items 1 through 5

        No response required.


Item 6:  Exhibits and Reports on Form 8-K

     (a). Exhibits:

          1. 31: Certification - Principal Executive Officer and Principal Financial Officer

          2. 32: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer and Principal Financial Officer

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Akid Corporation.





Date:  August 31, 2004                     By:  /s/ James B. Wiegand
                                                --------------------------------
                                                 James B. Wiegand,
                                                 Principal Executive Officer
                                                 and Principal Financial Officer