Form 10QSB
period 2004-10-31
AKID CORP
filed 2004-12-10
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                                      20549
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly
                          Period Ended October 31, 2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X      No
                                                               ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of December 3, 2004, 1,230,000 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:   Yes       No  X
                                                    ----      ----

                                AKID CORPORATION
                                   Index
                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements

         Condensed balance sheet, October 31, 2004 (Unaudited) ..............  3

         Condensed statements of operations (Unaudited) -
             Three and six months ended October 31, 2004 and 2003 ...........  4

         Condensed statements of cash flows (Unaudited) -
             Six months ended October 31, 2004 and 2003 .....................  5

         Notes to condensed financial statements (Unaudited) ................  6

         Item 2. Plan of Operation ..........................................  7

         Item 3. Controls and Procedures ....................................  7

Part II  Other Information ..................................................  7

         Item 1.  Legal Proceedings
         Item 2.  Unregistered Sales of Equity Securities and use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits

        Signatures ..........................................................  8

                                AKID CORPORATION
                             Condensed Balance Sheet
                                October 31, 2004
                                   (Unaudited)

                                     Assets

Cash ......................................................   $    153
                                                              ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ..............   $    350
                                                              --------
                  Total current liabilities ...............        350
                                                              --------

Shareholders' deficit:
    Common stock ..........................................      2,673
    Additional paid-in capital ............................     24,290
    Accumulated deficit ...................................    (27,160)
                                                              --------

                  Total shareholders' deficit .............       (197)
                                                              --------

                                                              $    153
                                                              ========

           See accompanying notes to condensed financial statements


                                AKID CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                            October 31,                  October 31,
                                                     --------------------------    ---------------------------
                                                        2004           2003           2004           2003
                                                     -----------    -----------    -----------    -----------
Costs and expenses:
    Compensation .................................   $      --      $     2,000    $      --      $     3,000
    Contributed rent (Note 2) ....................           300            300            600            300
    Rent paid to related party (Note 2) ..........          --             --             --              300
    Other general and administrative costs .......           575          1,381          1,460          2,226
                                                     -----------    -----------    -----------    -----------

                                                             875          3,681          2,060          5,826
                                                     -----------    -----------    -----------    -----------

Loss before income taxes and interest income .....          (875)        (3,681)        (2,060)        (5,826)

Earnest money deposit ............................          --             --             --             --
Interest income ..................................          --             --             --             --
                                                     -----------    -----------    -----------    -----------

                   Loss before
                     income taxes ................          (875)        (3,681)        (2,060)        (5,826)

    Income tax provision (Note 3) ................          --             --             --             --
                                                     -----------    -----------    -----------    -----------

                   Net loss ......................   $      (875)   $    (3,681)   $    (2,060)   $    (5,826)
                                                     ===========    ===========    ===========    ===========

Basic and diluted loss per share .................   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                     ===========    ===========    ===========    ===========

Weighted average common shares outstanding .......     1,230,000      1,230,000      1,230,000      1,230,000
                                                     ===========    ===========    ===========    ===========

           See accompanying notes to condensed financial statements

                                AKID CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                      Six Months Ended
                                                         October 31,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------
                      Net cash used in
                         operating activities ...   $ (2,760)   $ (7,176)
                                                    --------    --------

Cash flows from financing activities:
    Proceeds from capital contributions
       received from officer (Note 2) ...........        575        --
                                                    --------    --------
                      Net cash provided by
                         financing activities ...        575        --
                                                    --------    --------

                      Net change in cash ........     (2,185)     (7,176)

Cash:
    Beginning of period .........................      2,338      10,643
                                                    --------    --------


    End of period ...............................   $    153    $  3,467
                                                    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes .............................   $   --      $   --
                                                    ========    ========
       Interest .................................   $   --      $   --
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

Note 2:  Related Party Transactions

Amery Coast Corporation "Amery", an affiliate under common control, began contributing office space to the Company in August 2003. The Company's Board of Directors has valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $600 for the six months ended October 31, 2004.

During the six months ended October 31, 2003, the Company paid Amery $300 for the use of office space and Amery contributed office space valued at $300.

During the six months ended October 31, 2004, the Company's president paid general and administrative costs on behalf of the Company totaling $575. The payments have been contributed to the Company and are included in the accompanying financial statements as "Additional paid-in Capital".

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

The Company's success is dependent upon consummating a business combination and there are no assurances that this will occur.

Part I - Item 3. Controls and Procedures
------           -----------------------

The Principal Executive Officer has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer completed the evaluation.


Part II - Other Information
-------   -----------------

Items 1 through 5

        No response required.


Item 6:  Exhibits

     1.31: Certification - Principal Executive Officer and Principal Financial Officer

     2.32: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Akid Corporation.





Date:  December 6, 2004               By:  /s/ James B. Wiegand
                                           -------------------------------------
                                           James B. Wiegand,
                                           Principal Executive Officer and
                                           Principal Financial Officer