Form 10QSB
period 2005-01-31
AKID CORP
filed 2005-03-09
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly
                          Period Ended January 31, 2005
                                       ----------------


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

As of March 4, 2005, 1,230,000 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:   Yes       No  X
                                                    ----      ----

                                AKID CORPORATION
                                      Index
                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Condensed balance sheet, January 31, 2005 (Unaudited) .............   3

        Condensed statements of operations (Unaudited) - three and
            nine months ended January 31, 2005 and 2004 ...................   4

        Condensed statements of cash flows (Unaudited) - nine
            months ended January 31, 2005 and 2004 ........................   5

        Notes to condensed financial statements (Unaudited) ...............   6

        Item 2. Plan of Operation .........................................   7

        Item 3. Controls and Procedures ...................................   7

Part II OTHER INFORMATION .................................................   8

        Item 1. Legal Proceedings
        Item 2. Unregistered Sales of Equity Securities and use of
                Proceeds
        Item 3  Defaults Upon Senior Securities
        Item 4. Submission of Matters to a Vote of Security Holders
        Item 5. Other Information
        Item 6. Exhibits

        Signatures ........................................................   8

                                AKID CORPORATION
                             Condensed Balance Sheet
                                January 31, 2005
                                   (Unaudited)

                                     Assets

Cash ...............................................................   $    153
                                                                       ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .......................   $    350
                                                                       --------
                  Total current liabilities ........................        350
                                                                       --------

Shareholders' deficit:
    Common stock ...................................................      2,673
    Additional paid-in capital .....................................     25,190
    Accumulated deficit ............................................    (28,060)
                                                                       --------

                  Total shareholders' deficit ......................       (197)
                                                                       --------

                                                                       $    153
                                                                       ========
            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       January 31,                    January 31,
                                               --------------------------    --------------------------

                                                  2005          2004            2005            2004
                                               -----------    -----------    -----------    -----------
Costs and expenses:
    Compensation ...........................   $      --      $      --      $      --      $     3,000
    Contributed rent (Note 2) ..............           300            300            900            600
    Rent paid to related party (Note 2) ....          --             --             --              300
    Other general and administrative costs .           600            479          2,060          2,705
                                               -----------    -----------    -----------    -----------

                                                       900            779          2,960          6,605
                                               -----------    -----------    -----------    -----------

Loss before income taxes and interest income          (900)          (779)        (2,960)        (6,605)

Earnest money deposit ......................          --             --             --             --
Interest income ............................          --             --             --             --
                                               -----------    -----------    -----------    -----------

                   Loss before
                     income taxes ..........          (900)          (779)        (2,960)        (6,605)

    Income tax provision (Note 3) ..........          --             --             --             --
                                               -----------    -----------    -----------    -----------

                   Net loss ................   $      (900)   $      (779)   $    (2,960)   $    (6,605)
                                               ===========    ===========    ===========    ===========

Basic and diluted loss per share ...........   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding .     1,230,000      1,230,000      1,230,000      1,230,000
                                               ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                                AKID CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                         January 31,
                                                    --------------------
                                                      2005        2004
                                                    --------    --------
                      Net cash used in
                         operating activities ...   $ (3,360)   $ (7,705)
                                                    --------    --------

Cash flows from financing activities:
    Proceeds from capital contributions .........       --          --
       received from officer (Note 2) ...........      1,175        --
                                                    --------    --------
                      Net cash provided by
                         financing activities ...      1,175        --
                                                    --------    --------

                      Net change in cash ........     (2,185)     (7,705)

Cash:
    Beginning of period .........................      2,338      10,643
                                                    --------    --------

    End of period ...............................   $    153    $  2,938
                                                    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes .............................   $   --      $   --
                                                    ========    ========
       Interest .................................   $   --      $   --
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

Note 2:  Related Party Transactions

Amery Coast Corporation "Amery", an affiliate under common control, began contributing office space to the Company in August 2003. The Company's Board of Directors has valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $900 for the nine months ended January 31, 2005.

During the nine months ended January 31, 2004, the Company paid Amery $300 for the use of office space and Amery contributed office space valued at $600.

During the nine months ended January 31, 2005, the Company's president paid general and administrative costs on behalf of the Company totaling $1,175. The payments have been contributed to the Company and are included in the accompanying financial statements as "Additional paid-in Capital".

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

Part II - Other Information
-------   -----------------

Items 1 through 5

        No response required.

Item 6:  Exhibits

          1.   Exhibit 31:
               Certification - Principal Executive Officer and Principal Financial Officer

          2.   Exhibit 32:
               Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer and Principal Financial Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Akid Corporation.





Date:  March 7, 2005                       By:  /s/ James B. Wiegand
                                           -------------------------------------
                                           James B. Wiegand,
                                           Principal Executive Officer and
                                           Principal Financial Officer