Form 10KSB
period 2005-04-30
AKID CORP
filed 2005-08-11
CIK 1094890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

                        Commission File Number: 000-27333

                                AKID CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                   84-1493150
 (State or other jurisdiction of            (IRS Employer Identification No.)
          incorporation)

                               43 West 33rd Street
                               New York, NY 10001
                    (Address of principal executive offices)

                                 (212) 695-3334
                         (Registrant's telephone number,
                                    including
                                   area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No |_|

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Act) |_| Yes |X| No

The Company did not have any revenues during its most recent fiscal year.

The Company's stock has not traded and it has no bid and ask price at the present time.

The Company has 20,000,000 shares of common stock outstanding as of August 5, 2005. The Company has authorized for issuance an additional 12,950,000 shares of common stock, which have not been issued because the Company's authorized capital stock consists of only 20,000,000 shares. The 12,950,000 shares that have been authorized for issuance will be issued after the Company amends its Certificate of Incorporation to increase its authorized capital stock.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes |_|
No |X|.

                                TABLE OF CONTENTS

                                                                            Page
PART I                                                                         2
Item 1. Description of Business                                                2
Item 2. Properties                                                            10
Item 3. Legal Proceedings                                                     11
Item 4. Submission of Matters to a Vote of Security Holders                   11
PART II                                                                       11
Item 5.  Market for Common Equity and Related Stockholder Matters             11
Item 6. Management's Discussion and Analysis or Plan of Operation             14
Item 7. Financial Statements                                                  15
Item 8.  Changes in and Disagreements with Accountants on Accounting
 and Financial Disclosure                                                     15
Item 8A. Controls and Procedures                                              15
Item 8B. Other Information                                                    15
PART III                                                                      15
Item 9. Directors, Executive Officers, Promoters and Control Persons;
 Compliance with Section                                                      15
16(a) of the Exchange Act
Item 10. Executive Compensation                                               17
Item 11. Security Ownership of Certain Beneficial Owners and Management
 and Related Stockholder                                                      18
Matters
Item 12. Certain Relationships and Related Transactions                       20
Item 13. Exhibits                                                             22
Item 14. Principal Accountant Fees and Services                               22

Forward-Looking Statements.

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Akid Corporation (the "Company" or "we") and other matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

                                     PART I

Item 1. Description of Business.

Akid Corporation (the "Company" or "we") was organized under the laws of the State of Colorado on April 9, 1998. The Company's only activity prior to June 6, 2005 had been attempts to locate and negotiate with a business entity for the merger of that target company into our Company. Its operations consisted solely of seeking merger or acquisition candidates, and the Company had no business operations or revenues.

The Company was an insignificant participant among the firms which engaged in the acquisition of business opportunities. There were many established venture capital and financial concerns which had significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company may have been at a competitive disadvantage compared to the Company's competitors.

On June 6, 2005, the Company underwent a change in control and substantially shifted the focus of its business. On June 6, 2005, a majority of the Company's common stock was acquired by Advanced Plant Pharmaceuticals, Inc., a Delaware corporation, pursuant to the Share Exchange Agreement, dated May 2005, among Advanced Plant Pharmaceuticals, Inc., the Company, and James B. Wiegand, who was a principal of the Company at the time (the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, the Company agreed to issue to Advanced Plant Pharmaceuticals, Inc. 20,000,000 shares of the Company's common stock. In exchange, Advanced Plant Pharmaceuticals, Inc. transferred to the Company its 7,000,000 shares of the common stock of Mazal Plant Pharmaceuticals, Inc., a Delaware corporation, which represented 68.5% of the issued and outstanding shares of Mazal Plant Pharmaceuticals, Inc.

Because the Company's authorized common stock was not sufficient for it to issue 20,000,000 shares to Advanced Plant Pharmaceuticals, Inc., the Company agreed to amend its Articles of Incorporation after the closing of the Share Exchange Agreement for the purpose of increasing its authorized common stock. The Company issued to Advanced Plant Pharmaceuticals, Inc. 10,500,000 shares following the closing of the Share Exchange Agreement, and it will issue the remaining 9,500,000 shares immediately after the effective date of the amendment to its Articles of Incorporation. Following the closing of the Share Exchange Agreement, Advanced Plant Pharmaceuticals, Inc. holds a majority of the issued and outstanding common shares of the Company, and the Company holds a majority of the issued and outstanding common shares of Mazal Plant Pharmaceuticals, Inc.

James B. Wiegand, who had been serving as the sole director and officer of the Company prior to June 6, 2005, resigned from his positions with the Company on such date. On June 6, 2005, Mechael Kanovsky was elected to serve as director and as Chief Executive Officer and Sam Berkowitz was elected to serve as Secretary.

Since such change in control, the Company, through Mazal Plant Pharmaceuticals, Inc., engages in the development, manufacture, and distribution of plant-based pharmaceutical drugs for the treatment of various human illnesses.

Principal Products and their Markets

The Company's only product currently under development is MAHDL, a plant based drug whose purpose is the reduction of levels of cholesterol in the bloodstream and the prevention of cardiovascular diseases associated with high cholesterol levels. The Company is also considering developing plant-based drugs for the treatment of diabetes and Alzheimer's disease. In addition, the Company intends to develop the capabilities necessary to become a world supplier of pharmaceutical-grade medicinal plants for the neutraceutical, homeopathic, and plant pharmaceutical markets.

MAHDL is a drug consisting of caplets containing various combinations of herbs. In order to understand how MAHDL works, it is important to understand that cholesterol levels can be improved by either directly lowering bloodstream levels of low-density lipoprotein, also known as "LDL" or "bad" cholesterol, or by raising bloodstream levels of high-density lipoprotein, also known as "HDL" or "good" cholesterol. HDL extracts cholesterol particles from the cholesterol deposits attached to arterial walls and transports them to the liver, where they are disposed of by the body. HDL also interferes with the accumulation of LDL cholesterol deposits on the arterial walls. The risk of atherosclerosis and heart attacks in both men and women is strongly related to HDL levels. High HDL levels are associated with a lower risk. The lowering of levels of triglycerides in the bloodstream also has a positive effect on cholesterol levels. It is our hope that our MAHDL drug lowers cholesterol levels by improving the human body's metabolic processes that naturally lower cholesterol levels by both increasing HDL cholesterol levels and lowering triglyceride levels in the body.

There is a large potential market for a safe and effective treatment for elevated cholesterol levels. Cardiovascular diseases are among the leading causes of death worldwide, and high blood cholesterol (Hypercholesterolemia) is one of the major risk factors for heart disease. Elevated cholesterol, especially LDL, in the bloodstream collects on the walls of the arteries and causes the flow of blood to the heart to be blocked.

Distribution Methods of the Products

The Company is currently searching for opportunities to enter into a joint venture with a major pharmaceutical distribution company that already has the resources and capabilities required to distribute our products throughout the United States and internationally. Specifically, the Company is looking for a joint venturer who will provide the following services:

o     Complete the development of MAHDL;

o Submit the required documentation to the Food and Drug Administration and secure approval for MAHDL;

o Support MAHDL with pre-launch, launch and ongoing marketing and support activities commensurate with the sales potential; and

o Dedicate and manage a sales force of sufficient numbers to maximize the international market potential for MAHDL

Such joint venturer can be either a branded pharmaceutical company (perhaps one with a drug whose patent rights are running out shortly) or, alternatively, one of the major pharmaceutical generic manufacturers looking for its own brand.

Competition

Currently, the most widely used drugs that reduce elevated LDL is a group of drugs known as Statins. Statins include atorvastatin (Lipitor), rosuvastatin (Crestor), simvastatin (Zocor), and pravastatin (Pravachol). However, the Company believes that it may have a competitive advantage over Statins because Statins have significant side effects, including abdominal pain, muscle inflammation and liver abnormalities. In addition, although these drugs lower LDL levels significantly, they do not appreciably affect HDL or triglyceride levels.

Niacin is the most widely used drug that is used for the purpose of raising HDL levels. However, up to 88% of patients experience flushing or hot flashes as a side effect of Niacin, and there are other side effects as well. Fibrates such as Lopid are successful in lowering triglycerides.

In addition, there are legions of natural dietary supplements sold as nutraceuticals that claim to lower cholesterol. These over-the-counter supplements range from fish oil (omega-3 fatty acids) to garlic, and from circumin (turmeric) and guggul (gum resin) to Chlorella (microalgae), cinnamon, calcium citrate, and pantethine (vitamin B-6), amongst others. The clinical effects of these dietary supplements are controversial, and for the most part are undocumented and unproven.

Sources and Availability of Raw Materials; Names of Principal Suppliers

Active pharmaceutical ingredients and other materials and supplies that we use in our operations are generally available and purchased from many different foreign and domestic suppliers. Additionally, we maintain sufficient raw materials inventory and are developing the capability to farm many of the plants we use as raw materials. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced active ingredient or finished product could cause our financial position and results of operations to be materially adversely affected.

Intellectual Property

We have secured a U.S. patent in a version of MAHDL known as Drug Formulation 1. Such patent will expire in 2013. In March 2005, we filed a U.S. patent application for another version of MAHDL, and such application is still pending. There can be no assurance that the pending patent application will result in issued patents, that patents, trademarks or trade names issued to us will not be challenged or circumvented by competitors, or that such patents, trademarks or trade names will be found to be valid or sufficiently broad to protect our proprietary technology or to provide us with a competitive advantage.

Governmental Regulation

Our product is subject to regulation under extensive governmental regulation, including the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, as well as other federal, state, and local statutes and regulations. These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products, if approved. Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed.

The regulatory process, which includes extensive pre-clinical testing and clinical trials of each clinical candidate to study its safety and efficacy, is uncertain, takes many years and requires the expenditure of substantial resources. We cannot assure you that the clinical trials of our product candidates under development will demonstrate the safety and efficacy of those product candidates to the extent necessary to obtain regulatory approval.

Food and Drug Administration

Our product is subject to regulation by the Food and Drug Administration (the "FDA") and other authorities. The activities required by the FDA before a product such as MAHDL may be marketed in the United States are generally performed in the following sequential steps:

1. Pre-clinical testing. This includes laboratory testing of our products in animals to determine safety, efficacy and potential toxicity. Pre-clinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

2. Submission to the FDA of an investigational new drug application ("IND"). The results of pre-clinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin. Once the IND is filed, the FDA has 30 days to review it. The IND will automatically become effective 30 days after the FDA receives it, unless the FDA indicates prior to the end of the 30-day period that the proposed protocol raises concerns that must be resolved to the FDA's satisfaction before the trials may proceed. If the FDA raises concerns, we may be unable to resolve the proposed protocol to the FDA's approval in a timely fashion, if at all.

3. Completion of clinical trials. Human clinical trials are necessary to seek approval for a new drug or biologic and typically involve a three-phase process. In phase I, small clinical trials are generally conducted to determine the safety of the product. In phase II, clinical trials are generally conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In phase III, clinical trials are generally conducted to provide sufficient data for the statistically valid proof of safety and efficacy. Clinical trials must be conducted according to good clinical practices under protocols that detail the trial's objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, and informed consent must be obtained from all study subjects. Each protocol must be submitted to the FDA as part of the IND. The FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the agency. In addition, before a clinical trial can be initiated, each clinical site or hospital administering the product must have the protocol reviewed and approved by an independent institutional review board ("IRB"). The independent IRB will consider, among other things, ethical factors and the safety of human subjects. The independent IRB may require changes in a protocol, which may delay initiation or completion of a study. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the FDA or an independent IRB may suspend a clinical trial at any time for various reasons, including a finding that the healthy individuals or the patients are being exposed to an unacceptable health risk.

4. Submission to the FDA of a New Drug Application ("NDA"). After completion of clinical studies for a biologics product, a New Drug Application ("NDA") is submitted to the FDA for product marketing approval. No action can be taken to market any new drug or biologic product in the United States until the FDA has approved an appropriate marketing application.

5. FDA review and approval of the NDA before the product is commercially sold or shipped. The results of pre-clinical studies and clinical trials and manufacturing information are submitted to the FDA in the form of an NDA for approval of the manufacture, marketing and commercial shipment of the product. The FDA may take a number of actions after the NDA is filed, including but not limited to, denying the NDA if applicable regulatory criteria are not satisfied, requiring additional clinical testing or information; or requiring post-market testing and surveillance to monitor the safety or efficacy of the product. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

An IND filed with the FDA with respect to MAHDL is presently effective. MAHDL has been approved by the FDA for Phase I and Phase II clinical trials. The Company estimates that Phase II clinical trials will take about 8 months to complete at a cost of approximately $1,000,000.

Medicaid and Medicare

Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states.

Environment

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our earnings or competitive position.

Product Liability

The sale of pharmaceutical products can expose the manufacturer of such products to product liability claims by consumers. A product liability claim, if successful and in excess of our insurance coverage, if any, could have a material adverse effect on our financial condition.

Employees

The Company has three full-time employees and three part-time employees.

Item 2. Properties.

The Company currently leases office space of approximately 2,500 square feet located at 43 West 33rd Street, New York, NY 10001 at a monthly rate of $1,000 pursuant to a one-year sublease from Advanced Plant Pharmaceuticals, Inc., the Company's majority shareholder. The Company also leases office space of approximately 3,000 feet at Beit Offer Building, 5 Nahum Hefzadi Street, Jerusalem, Israel pursuant to a one-year lease having a monthly rate of $1,200. Prior to June 6, 2005, the Company used office space in the home of its then President.

Item 3. Legal Proceedings.

To date, the Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against it. The Company knows of no legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

The Company has submitted to Pink Sheets LLC an application for the Company's stock to be traded on the Pink Sheets. The trading symbol assigned to the Company is AKDC. As of August 5, 2005, such application is still pending.

Holders.

On August 5, 2005, there were approximately 58 holders of record of the Company's common stock.

Dividends.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options.

No warrants, options, or other securities convertible or exchangeable into equity securities were issued during the fiscal year ending April 30, 2005.

Equity Compensation Plans.

The Company currently has no equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On June 6, 2005, upon the consummation of the transactions contemplated by the Share Exchange Agreement, the Company became contractually obligated to issue 20,000,000 shares of common stock to Advanced Plant Pharmaceuticals, Inc., a Delaware corporation. In consideration for such issuance, the Company acquired from Advanced Plant Pharmaceuticals, Inc. its entire ownership interest in 7,000,000 shares of the common stock of Mazal Plant Pharmaceuticals, Inc., which represented 68.5% of the issued and outstanding shares of Mazal Plant Pharmaceuticals, Inc. Because the Company's authorized common stock was not sufficient for it to issue 20,000,000 shares to Advanced Plant Pharmaceuticals, Inc., the Company agreed to amend its Articles of Incorporation after the closing of the Share Exchange Agreement for the purpose of increasing its authorized common stock. The Company issued to Advanced Plant Pharmaceuticals, Inc. 10,500,000 shares on July 6, 2005, and it will issue the remaining 9,500,000 shares immediately after the effective date of the amendment to its Articles of Incorporation. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On June 6, 2005, the Company issued to a consultant of the Company 600,000 shares of its common stock, as consideration for his services to the Company. The Company granted to the consultant piggy-back registration rights with respect to 60,000 of his shares. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On June 6, 2005, the Company issued to each of James B. Wiegand and Max Gould 500,000 shares of its common stock, as consideration for their services to the Company. The Company granted to Mr. Wiegand and Mr. Gould piggy-back registration rights with respect to 50,000 of each of their shares. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On June 30, 2005, the Company issued to Malcolm Jennings 3,800,000 shares of its common stock. In consideration, Mr. Jenning's conveyed to the Company 1,900,000 shares of Mazal Plant Pharmaceuticals, Inc. that he previously owned. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

On August 1, 2005, the Company authorized the issuance of 600,000 shares of its common stock to Dr. Mechael Kanovsky, the Chief Executive Officer and a director of the Company, in consideration for his services rendered to Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company. The shares will be issued after the Company files an amendment to its Certificate of Incorporation increasing its authorized shares of common stock. The shares were authorized to be issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On August 1, 2005, the Company authorized the issuance of 1,800,000 shares of its common stock to Sam Berkowitz, the Secretary of the Company, in consideration for his services rendered to Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company. Although the issuance of such shares was authorized by the Company, they have not been issued because the Company does not have sufficient authorized shares to enable their issuance. The shares will be issued after the Company files an amendment to its Certificate of Incorporation increasing its authorized shares of common stock. The shares were authorized to be issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On August 1, 2005, the Company authorized the issuance to Chaim J. Lieberman of 1,800,000 shares of its common stock in consideration for his services rendered to Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company. Although the issuance of such shares was authorized by the Company, only 500,000 shares have been issued because the Company does not have sufficient authorized shares to enable the issuance of the remaining shares. The shares will be issued after the Company files an amendment to its Certificate of Incorporation sufficiently increasing its authorized shares of common stock. The shares were authorized to be issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On August 1, 2005, the Company authorized the issuance to David Lieberman of 1,800,000 shares of its common stock in consideration for his services rendered to Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company. Although the issuance of such shares was authorized by the Company, they have not been issued because the Company does not have sufficient authorized shares to enable their issuance. The shares will be issued after the Company files an amendment to its Certificate of Incorporation sufficiently increasing its authorized shares of common stock. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On August 1, 2005, the Company issued to Leonard Cohen 120,000 shares of its common stock. In consideration, Mr. Cohen conveyed to the Company 120,000 shares of Mazal Plant Pharmaceuticals, Inc. that he previously owned. The Company granted to Mr. Cohen piggy-back registration rights with respect to 60,000 of his shares, meaning that the Company must include such shares in a registration statement that it may file with the Securities and Exchange Commission. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

On August 1, 2005, the Company issued to Halcyon SA 50,000 shares of its common stock. In consideration, Halcyon SA conveyed to the Company 50,000 shares of Mazal Plant Pharmaceuticals, Inc. that it previously owned. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

During the fiscal years ending April 30, 2005 and April 30, 2004, the Company had no business operations or revenues. Going forward, the Company intends to engage in the development and sale of plant-based pharmaceutical drugs through its subsidiary, Mazal Plant Pharmaceuticals, Inc.

Financial Condition and Results of Operation.

Fiscal Year Ended April 30, 2005 Compared to Fiscal Year Ended April 30, 2004.

The Company had no revenues during the fiscal years ended April 30, 2005 and April 30, 2004 because it had no business operations during such fiscal years. Total expenses decreased by $3,045, to $5,760 for the fiscal year ended April 30, 2005 compared to $8,805 for the fiscal year ended April 30, 2004. Such expenses consisted primarily of professional fees and rent.

Fiscal Year Ended April 30, 2004 Compared to Fiscal Year Ended April 30, 2003.

The Company had no revenues during the fiscal years ended April 30, 2004 and April 30, 2003 because it had no business operations during such fiscal years. Total expenses decreased by $578, to $8,805 for the fiscal year ended April 30, 2004 compared to $9,383 for the fiscal year ended April 30, 2003. Such expenses consisted primarily of administrative costs and compensation.

Liquidity and Capital Resources

We currently do not have sufficient resources to finance our operations. We need to raise additional capital, and are currently attempting to raise funds through the issuance of shares. Although we are confident that we will be able to raise the capital necessary to fund our operations for the next 12 months, there is no assurance that we will be able to obtain such financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

Off Balance Sheet Arrangements.

None.

Item 7. Financial Statements.

The financial statements are set forth immediately following the signature page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Item 8B. Other Information.

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers.

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company as of August 5, 2005.

   Name                       Age      Positions and Offices
   ----                       ---      ---------------------
   Dr. Mechael Kanovsky       43       Chief Executive Officer and Director

   Sam Berkowitz              53       Secretary

Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified. The following is a brief account of each director's and executive officer's education and business experience of during the past five years, and any other directorships held in reporting companies. There are no family relationships among the persons described below.

Dr. Mechael Kanovsky is the President and a director of Amazon Biotech, Inc. He obtained his Ph.D. in Molecular Biology from Mount Sinai School of Medicine, New York. Dr. Kanovsky worked as a research scientist with the Department of Pathology at the Brooklyn VA Hospital and at State University of New York. Dr. Kanovsky previously was a consultant for Marantech Corp. assisting in developing a cancer screening test.

Mr. Sam Berkowitz has been the general and operating manager of Advanced Plant Pharmaceuticals, Inc., a Delaware corporation, since 1996. Mr. Berkowitz obtained his Bachelor of Arts Degree from Yeshiva University, New York. He is not a director or officer in any other reporting company.

Until the change in control of the Company on June 6, 2005, the Company's sole director and officer was James B. Wiegand. Mr. Wiegand resigned as a result of the change in control of the Company and not because of any disagreement with the Company.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the most recent fiscal year, none of the directors, officers, or beneficial owners of more than ten percent of the equity securities of the Company has filed such forms on a timely basis.

Code of Ethics.

The Company has not yet adopted a Code of Ethics. The Company recently underwent a change in control on June 6, 2005, when Advanced Plant Pharmaceuticals, Inc. acquired a majority of the Company's common stock. Subsequent to such change in control, the Company's previous sole director and officer resigned and was replaced by Mechael Kanovsky, as the Company's Chief Executive Officer and a director, and Sam Berkowitz, as the Company's Secretary. Given the small management team, the Company does not currently see the need to adopt a Code of Ethics.

Item 10.          Executive Compensation.

The following table presents certain specific information regarding the compensation of the Chief Executive Officer of the Company, during the last three fiscal years. We have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended April 30, 2005, April 30, 2004 or April 30, 2003.

                           SUMMARY COMPENSATION TABLE

                        Annual compensation            Long-term compensation
                        ----------------------------   -------------------------------
                                                       Awards                Payouts
                                                                  Securities
                                          Other                   under
                                          annual       Restricted lying                   All other
Name and     Fiscal                       compens-     stock      options/   LTIP         compen-
principal    Year       Salary   Bonus    ation        award(s)   SARs       payouts      sation
position     Covered    ($)      ($)      ($)          ($)        (#)        ($)          ($)
(a)          (b)        (c)      (d)      (e)          (f)        (g)        (h)          (i)
James B.
Wiegand      2005(1)(2) 0        0        0            0          0           0           0
             2004       0        0        0            0          0           0           0
             2003       0        0        0            0          0           0           0

(1) Mr. Wiegand was the Chief Executive Officer and a director from 2003 through June 6, 2005, when he resigned as a result of the change in control of the Company. On June 6, 2005, Mr. Wiegand received 500,000 shares of the common stock of the Company in consideration for services he previously rendered to the Company.

(2) On June 6, 2005, Mechael Kanovsky replaced Mr. Wiegand as the Company's the Chief Executive Officer.

No options were granted to any employee or executive officer during the fiscal year ended April 30, 2005.

There is an employment agreement between Dr. Mechael Kanovsky and Mazal Plant Pharmaceuticals, Inc. and an employment agreement between Sam Berkowitz and Mazal Plant Pharmaceuticals, Inc.

Pursuant to the terms of the employment agreement of Dr. Kanovsky with Mazal Plant Pharmaceuticals, Inc., Dr. Kanovsky was appointed as the President and Chief Science Officer of Mazal Plant Pharmaceuticals, Inc. for 2 years commencing November 1, 2004. The base salary is $48,000 per year. In addition, Dr. Kanovsky is entitled to receive 600,000 shares of the Company, and he is also entitled to receive 200,000 shares of the Company for each three months he is employed by Mazal Plant Pharmaceuticals, Inc., up to a total of 600,000 shares. Upon the receipt of each IND, Dr. Kanovsky shall receive an additional 100,000 shares and upon the receipt of the first IND, his annual base salary shall be increased to $66,000. For each patent received by Mazal Plant Pharmaceuticals, Inc., he shall receive an additional 100,000 shares and if Mazal Plant Pharmaceuticals, Inc. obtains a minimum of $2 million in funding or enters into a joint venture arrangement, the annual base salary shall increase to $83,400.

Pursuant to the terms of the employment agreement of Mr. Berkowitz, Mr. Berkowitz was appointed as the Secretary of Mazal Plant Pharmaceuticals, Inc. for 2 years commencing January 2, 2005. The base salary is $36,000 per year. As additional compensation, Mr. Berkowitz is entitled to be issued 1,800,000 shares of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 5, 2005, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 32,950,000 shares of Common Stock which the Company has authorized for issuance. Although the issuance of such shares has been authorized by the Company, not all of them have been issued because the Company does not have sufficient authorized shares to enable their issuance. Unless otherwise indicated in the notes to the table below, the shares marked with an asterisk below have not been issued. The shares will be issued after the Company files an amendment to its Certificate of Incorporation sufficiently increasing its authorized shares of common stock. Unless otherwise indicated, the business address of each such person is c/o Akid Corporation, 43 West 33rd Street, New York, NY 10001.

Officers, Directors, 5% Stockholders   No. of Shares        Beneficial Ownership
------------------------------------   -------------        --------------------
Advanced Plant Pharmaceuticals, Inc.      20,000,000(1)*          60.7%
Malcolm Jennings                           3,800,000              11.5%
Sam Berkowitz                              1,800,000(2)*           5.5%
Mechael Kanovksy                             600,000(3)*           1.8%
Chaim J. Lieberman                         1,800,000(4)*           5.5%
David Lieberman                            1,800,000(5)*           5.5%
All directors and executive officers
 as a group (2 persons)                    2,400,000*              7.3%


(1) Pursuant to the Share Exchange Agreement, dated June 6, 2005, among the Company, Advanced Plant Pharmaceuticals, Inc., and James Wiegand, Advanced Plant Pharmaceuticals, Inc. is entitled to a total of 20,000,000 shares of the common stock of the Company as consideration for its sale to the Company of its 7,000,000 shares of Mazal Plant Pharmaceuticals, Inc. Because the Company's authorized common stock was not sufficient for it to issue the 20,000,000 shares, the Company agreed to amend its Articles of Incorporation after the closing of the Share Exchange Agreement for the purpose of increasing its authorized common stock. The Company issued to Advanced Plant Pharmaceuticals, Inc. 10,500,000 shares on July 6, 2005, and it will issue the remaining 9,500,000 shares immediately after the effective date of the amendment to its Articles of Incorporation.

(2) Mr. Berkowitz is entitled to receive 1,800,000 shares of the common stock of the Company pursuant to the Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mr. Berkowitz, the Company, and Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company, as compensation for his services rendered to Mazal Plant Pharmaceuticals, Inc.

(3) Dr. Kanovsky is entitled to receive additional shares of the common stock of the Company pursuant to the Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Dr. Kanovsky, the Company, and Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company. Pursuant to such employment agreement, Dr. Kanovsky is employed by Mazal Plant Pharmaceuticals, Inc. and is entitled to receive as partial compensation 200,000 shares of common stock of the Company for each three months he is employed by Mazal Plant Pharmaceuticals, Inc., up to a total of 600,000 shares of the common stock of the Company.

(4) On August 1, 2005, the Company authorized the issuance to Chaim J. Lieberman of 1,800,000 shares of its common stock in consideration for his services rendered to Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company, pursuant to an Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mr. Lieberman, the Company, and Mazal Plant Pharmaceuticals, Inc. Pursuant to such employment agreement, Mr. Lieberman is also entitled to receive 500,000 shares of the common stock of the Company each time that Mazal Plant Pharmaceuticals, Inc. receives an IND and 100,000 shares of the Company each time that Mazal Plant Pharmaceuticals, Inc. receives a patent. Although the issuance of such shares was authorized by the Company, only 500,000 shares have been issued because the Company does not have sufficient authorized shares to enable the issuance of the remaining shares. The shares will be issued after the Company files an amendment to its Certificate of Incorporation sufficiently increasing its authorized shares of common stock.

(5) On August 1, 2005, the Company authorized the issuance to David Lieberman of 1,800,000 shares of its common stock in consideration for his services rendered to Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company, pursuant to an Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mr. Lieberman, the Company, and Mazal Plant Pharmaceuticals, Inc. Although the issuance of such shares was authorized by the Company, they have not been issued because the Company does not have sufficient authorized shares to enable their issuance. The shares will be issued after the Company files an amendment to its Certificate of Incorporation sufficiently increasing its authorized shares of common stock.

There are no outstanding options, warrants or other securities convertible into shares of common stock.

Item 12.          Certain Relationships and Related Transactions.

On June 6, 2005, the Company issued to James B. Wiegand 500,000 shares of its common stock in consideration for the services he rendered to the Company during his appointment as Chief Executive Officer of the Company from 2003 to June 6, 2005.

On June 6, 2005, the Company issued to Max Gould 500,000 shares of its common stock in consideration for his prior services to the Company.

Advanced Plant Pharmaceuticals, Inc., the Company's majority shareholder, is subleasing to the Company office space of approximately 2,500 square feet located at 43 West 33rd Street, New York, NY 10001 at a monthly rate of $1,000 pursuant to a one-year sublease.

Corporate Management Services ("CMS") provided free office space to the Company, on an as needed basis, from the Company's incorporation through February 2003. Commencing in August 2003, Amery Coast Corporation "Amery", an affiliate under common control, began contributing office space to the Company. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates.

Commencing in March 2003, the Company began paying "Amery" rent at the rate of $100 per month. Rent paid to Amery totaled $300 and $200, respectively, for the years ended April 30, 2004 and 2003. Amery began contributing rent to the Company commencing in August 2003 as described in the previous paragraph.

During the year ended April 30, 2003, CMS advanced the Company $3,976 for the payment of professional fees. During the period from the Company's incorporation through February 20, 2003, CMS advanced the Company $16,315. On February 21, 2003, CMS forgave the $16,315 owed to it by the Company in connection with its sale of 750,000 shares of the Company's common stock that it previously owned to Mr. James B. Wiegand, who effectively took over control of the Company.

On August 1, 2005, the Company authorized the issuance of 600,000 shares of its common stock to Dr. Mechael Kanovsky, the Chief Executive Officer and a director of the Company, in consideration for his services rendered to Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company, pursuant to an Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Dr. Kanovsky, the Company, and Mazal Plant Pharmaceuticals, Inc. Pursuant to such employment agreement, Dr. Kanovsky is employed by Mazal Plant Pharmaceuticals, Inc. and is entitled to receive as partial compensation an additional 200,000 shares of common stock of the Company for each three months he is employed by Mazal Plant Pharmaceuticals, Inc., up to a total of 600,000 shares of the common stock of the Company. Dr. Kanovsky is also entitled to receive 100,000 shares of the common stock of the Company each time that Mazal Plant Pharmaceuticals, Inc. receives an IND or a patent. Although the issuance of such shares was authorized by the Company, they have not been issued because the Company does not have sufficient authorized shares of common stock to enable their issuance. The shares will be issued after the Company files an amendment to its Certificate of Incorporation sufficiently increasing its authorized shares of common stock. The shares were authorized to be issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On August 1, 2005, the Company authorized the issuance of 1,800,000 shares of its common stock to Sam Berkowitz, the Secretary of the Company, in consideration for his services rendered to Mazal Plant Pharmaceuticals, Inc., a subsidiary of the Company, pursuant to an Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mr. Berkowitz, the Company, and Mazal Plant Pharmaceuticals, Inc. Although the issuance of such shares was authorized by the Company, they have not been issued because the Company does not have sufficient authorized shares to enable their issuance. The shares will be issued after the Company files an amendment to its Certificate of Incorporation sufficiently increasing its authorized shares of common stock. The shares were authorized to be issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Other than as set forth above, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

o     any of our directors or officers;

o     any person proposed as a nominee for election as a director;

o any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

o any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 13. Exhibits.

  Exhibit No.                    Description                                   Where Found
---------------- -------------------------------------------- -----------------------------------------------
3.1              Articles of Incorporation                    Previously filed with the Company's
                                                              Registration  Statement  on Form 10-SB, filed
                                                              with the SEC on September 15, 1999
---------------- -------------------------------------------- -----------------------------------------------
3.2              Bylaws                                       Previously filed with  the Company's
                                                              Registration  Statement  on Form 10-SB, filed
                                                              with the SEC on September 15, 1999
---------------- -------------------------------------------- -----------------------------------------------
10.1             Share   Exchange   Agreement,  among  the    Previously filed with the Company's  Current
                 Company,  Advanced  Plant  Pharmaceuticals,  Report  on Form  8-K,  filed  with  the SEC on
                 Inc., and James B. Wiegand                   June 9, 2005
---------------- -------------------------------------------- -----------------------------------------------
10.2             Employment  Agreement,  dated  December 10,  Attached Hereto
                 2004,  as amended on August 1, 2005, among
                 Mechael  Kanovsky,  the Company, and Mazal
                 Plant Pharmaceuticals, Inc.
---------------- -------------------------------------------- -----------------------------------------------
10.3             Employment  Agreement, dated  December 10,   Attached Hereto
                 2004,  as amended on August 1, 2005, among
                 Sam  Berkowitz,  the  Company,  and  Mazal
                 Plant Pharmaceuticals, Inc.
---------------- -------------------------------------------- -----------------------------------------------
31.1             Rule 13a-14(a)/15d14(a) Certifications       Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
32.2             Section 1350 Certifications                  Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------

Item 14. Principal Accountant and Fees.

Cordovano and Honeck, P.C. is currently serving as the Company's principal independent accountant. The accountant's pre-approved fees billed to the Company are set forth below:

                    Fiscal year ending   Fiscal year ending
                    April 30, 2005       April 30, 2004
                    ------------------   ------------------
Audit Fees          $2,500               $2,800
Audit Related Fees  $0                   $0
Tax Fees            $0                   $0
All Other Fees      $0                   $0

As of April 30, 2005, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AKID CORPORATION
Dated: August 11, 2005
                                                  By: /s/ Mechael Kanovsky
                                                  ------------------------
                                                  Name: Mechael Kanovsky
                                                  Title: Chief Executive Officer

                                AKID CORPORATION

                          Index to Financial Statements
                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-2

Balance sheet, April 30, 2005................................................F-3

Statements of operations, for the years ended April 30,
  2005 and 2004..............................................................F-4

Statement of shareholders' deficit, from May 1, 2003 through
  April 30, 2005.............................................................F-5

Statements of cash flows, for the years ended April 30,
  2005 and 2004..............................................................F-6

Notes to financial statements................................................F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Akid Corporation

We have audited the balance sheet of Akid Corporation as of April 30, 2005 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Akid Corporation as of April 30, 2005, and the results of its operations and cash flows for the years ended April 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Cordovano and Honeck LLP
----------------------------
Cordovano and Honeck LLP
Denver, Colorado
July 22, 2005

                                AKID CORPORATION
                                 Balance Sheet
                                 April 30, 2005

                                     Assets

Cash ..............................................................    $    153
                                                                       ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ......................    $  2,500
                                                                       --------
                  Total current liabilities .......................       2,500
                                                                       --------

Shareholders' deficit:
    Preferred stock, no par value;
     5,000,000 shares authorized;
     -0- shares issued and outstanding ............................          --
    Common stock, no par value;
     20,000,000 shares authorized;
     1,230,000 shares issued and outstanding ......................       2,673
    Additional paid-in capital ....................................      25,840
    Accumulated deficit ...........................................     (30,860)
                                                                       --------

                  Total shareholders' deficit .....................      (2,347)
                                                                       --------
                                                                       $    153
                                                                       ========

                 See accompanying notes to financial statements

                                AKID CORPORATION
                            Statements of Operations

                                                        For the Years Ended
                                                             April 30,
                                                    ----------------------------
                                                        2005            2004
                                                    -----------     -----------
Costs and expenses:
    Compensation ...............................    $        --     $     3,000
    Contributed rent (Note 2) ..................          1,200             900
    Rent, related party (Note 2) ...............             --             300
    Professional fees ..........................          4,560           3,845
    Other general and administrative costs .....             --             760
                                                    -----------     -----------

               Loss before income taxes ........         (5,760)         (8,805)

Income tax provision (Note 3) ..................             --              --
                                                    -----------     -----------

               Net loss ........................    $    (5,760)    $    (8,805)
                                                    ===========     ===========

Basic and diluted loss per common share ........    $     (0.00)    $     (0.01)
                                                    ===========     ===========

Weighted average common shares outstanding .....      1,230,000       1,230,000
                                                    ===========     ===========

                 See accompanying notes to financial statements

                        AKID CORPORATION
          Statement of Changes in Shareholders' Deficit

                                                  Common Stock         Additional
                                          --------------------------     Paid-In    Accumulated
                                             Shares        Amount        Capital      Deficit          Total
                                          ------------  ------------  ------------  ------------   ------------
        BALANCE, MAY 1, 2003 ...........     1,230,000  $      2,673  $     22,215  $    (16,295)  $      8,593

Contributed rent (Note 2) ..............            --            --           900            --            900
Net income for year ended April 30, 2004            --            --            --        (8,805)        (8,805)
                                          ------------  ------------  ------------  ------------   ------------
        BALANCE, APRIL 30, 2004 ........     1,230,000         2,673        23,115       (25,100)           688

Expenses paid on Company's behalf by
   an officer (Note 2) .................            --            --         1,525            --          1,525
Contributed rent (Note 2) ..............            --            --         1,200            --          1,200
Net loss for year ended April 30, 2005 .            --            --            --        (5,760)        (5,760)
                                          ------------  ------------  ------------  ------------   ------------
        BALANCE, APRIL 30, 2005 ........     1,230,000  $      2,673  $     25,840  $    (30,860)  $     (2,347)
                                          ============  ============  ============  ============   ============

                 See accompanying notes to financial statements

                                AKID CORPORATION
                            Statements of Cash Flows

                                                          For the Years Ended
                                                               April 30,
                                                        -----------------------
                                                            2005         2004
                                                        ----------   ----------
Cash flows from operating activities:
    Net loss .........................................  $   (5,760)  $   (8,805)
    Transactions not requiring cash:
       Office space contributed by an affiliate
        (Note 2) .....................................       1,200          900
       Expenses paid on Company's behalf by
          an officer (Note 2) ........................       1,525           --
       Changes in operating assets and operating
        liabilities:
          Accounts payable and accrued liabilities ...         850         (400)
                                                        ----------   ----------
                      Net cash used in
                         operating activities ........      (2,185)      (8,305)
                                                        ----------   ----------

                      Net change in cash .............      (2,185)      (8,305)

Cash:
    Beginning of year ................................       2,338       10,643
                                                        ----------   ----------

    End of year ......................................  $      153   $    2,338
                                                        ==========   ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
       Income taxes ..................................  $       --   $       --
                                                        ==========   ==========
       Interest ......................................  $       --   $       --
                                                        ==========   ==========

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

On June 6, 2005 the Company completed a Share Exchange Agreement with Advanced Plant Pharmaceuticals, Inc. ("APPI"), resulting in a change of control of the Company (see Note 5).

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses since inception and has limited capital resources at April 30, 2005. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to finance its operations. The Company intends to evaluate, structure and complete a merger with, or acquisition of, a privately owned operating entity (see Note 5).

Summary of significant accounting policies

Cash equivalents

For financial accounting purposes and the statements of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents at April 30, 2005.

Fair value of financial instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of current liabilities approximate fair value.

                                AKID CORPORATION
                          Notes To Financial Statements

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

At April 30, 2005, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Expenses paid by officer

Expenses that are paid on behalf of the Company by its officer are recorded by the Company as an expense with a corresponding credit to additional paid-in capital.

Note 2: Related Party Transactions

Commencing in August 2003, Amery Coast Corporation "Amery", an affiliate under common control, began contributing office space to the Company. The Company's Board of Directors has valued this free service at $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to "Contributed rent" and a credit to "Additional paid-in capital" of $1,200 and $900, respectively, for the years ended April 30, 2005 and 2004.

Commencing in March 2003 and continuing through July 2003, the Company paid Amery rent at the rate of $100 per month. Rent paid to Amery totaled $-0- and $300, respectively, for the years ended April 30, 2005 and 2004 and is included in the accompanying financial statements as "Rent, related party". Amery began contributing rent to the Company commencing in August 2003 as described in the previous paragraph.

                                AKID CORPORATION
                          Notes To Financial Statements

During the year ended April 30, 2005, the Company's president paid general and administrative costs on behalf of the Company totaling $1,525. The payments have been contributed to the Company and are included in the accompanying financial statements as "Additional paid-in Capital".

Note 3: Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the years ended April 30, 2005 and 2004 are as follows:

                                                       For the Years Ended
                                                            April 30,
                                                     ----------------------
                                                       2005          2004
                                                     -------        -------
U.S. statutory federal rate ......................     15.00%         15.00%
State income tax rate ............................      3.94%          3.94%
Contributed Rent .................................     -3.95%         -1.94%
Net operating loss for which no tax
   benefit is currently available ................    -14.99%        -17.00%
                                                     -------        -------
                                                        0.00%          0.00%
                                                     -------        -------

At April 30, 2005, deferred taxes consisted of a net tax asset of $4,346, due to operating loss carryforwards of $22,860, which was fully allowed for, in the valuation allowance of $4,346. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended April 30, 2005 and 2004 were $863 and $1,497, respectively. Net operating loss carryforwards will expire through 2025.

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

Note 5: Subsequent Events

Share Exchange Agreement

On June 6, 2005 the Company completed a Share Exchange Agreement with Advanced Plant Pharmaceuticals, Inc. ("APPI"), resulting in a change of control of the Company. Pursuant to the Share Exchange Agreement, the Company acquired from APPI its entire ownership interest in 7,000,000 shares of the common stock of Mazal Plant Pharmaceutical Inc., a Delaware corporation ("Mazal"), which represented 68.5% of the issued and outstanding shares of Mazal. In exchange, the Company agreed to issue 20,000,000 shares of its common stock to APPI. Following the consummation of such share exchange, APPI holds a majority of the issued and outstanding common shares of the Company, and the Company holds a majority of the issued and outstanding common shares of Mazal.

                                AKID CORPORATION
                          Notes To Financial Statements

Because the Company's authorized common stock is not sufficient for it to issue all 20,000,000 shares, the Company agreed to amend its Articles of Incorporation after the closing, for the purpose of increasing its authorized common stock from 20,000,000 shares to 40,000,000 shares (the "AKID Amendment"). The Company agreed to issue to APPI 17,500,000 of the shares at the closing, and to issue the remaining 2,500,000 of the shares immediately after the effective date of the AKID Amendment.

Pursuant to the Share Exchange Agreement, AKID agreed to provide piggy-back registration rights with respect to 60,000 shares held by a consultant of the Registrant, 50,000 shares held by James B. Wiegand, 50,000 shares held by Max Gould, and 25,000 shares held by Corporate Management Services, Inc. (the "Registrable Securities"). Such piggy-back registration rights provide that, if the Company shall determine to prepare and file with the Securities and Exchange Commission a registration statement of its equity securities, then the Company shall send to the holders of the Registrable Securities written notice of such determination and if, within fifteen days after receipt of such notice any holder of Registrable Securities shall so request in writing, the Company shall include in such registration statement all or any part of the Registrable Securities.

Common stock issuances

On June 6, 2005, the Registrant issued to a consultant of the Registrant 600,000 shares of its common stock, as consideration for his services to the Registrant.

On June 6, 2005, the Registrant issued to each of James B. Wiegand and Max Gould 500,000 shares of its common stock, as consideration for their services to the Registrant.

The above shares were issued under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Regulation D promulgated by the Securities and Exchange Commission.

Stock Purchase Agreement

In connection with the Share Exchange Agreement, on June 6, 2005 the parties consummated a Stock Purchase Agreement, pursuant to which 500,000 shares of the Company's common stock (representing 40.7% of the issued and outstanding shares of the Company's common stock prior to the consummation of the contemplated transactions) were purchased by Ezriel Silberberg and Izik Liberman (collectively, the "Buyers") from James B. Wiegand and Max Gould (collectively, the "Sellers"). In consideration for the purchase of such shares, each Buyer issued to Sellers a promissory note, in the principal amount of $25,000, payable on the earlier of the 50th business date after the Company is assigned an ask/bid quote on the Over-the-Counter Bulletin Board or the 200th business date after the date of the Stock Purchase Agreement. Each such promissory note is secured by an interest in 100,000 shares of Amazon Biotech, Inc.

                                AKID CORPORATION
                          Notes To Financial Statements

Changes in officers/directors

On June 6, 2005, effective as of the closing of the transactions contemplated by the Share Exchange Agreement and the Stock Purchase Agreement, Mr. James B. Wiegand, who had been serving as the Company's sole director and officer, resigned from his positions as director and officer. Simultaneous with the closing on June 6, 2005, Dr. Mechael Kanovsky was appointed as the Chief Executive Officer and director of the Company, and Sam Berkowitz was appointed as the Secretary of the Company.