Form 10QSB
period 2005-06-30
AKID CORP
filed 2005-11-21
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-27333

MAZAL PLANT PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-3761221 (IRS Employer ID Number)

43 West 33rd Street
New York, NY 10001
(Address of principal executive offices)

(212) 695-3334
(Issuer's telephone number)

Akid Corporation
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of November 21, 2005: 33,350,000 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AKID CORPORATION
(A Development Stage Corporation)

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$90,149
Prepaid consulting fees	13,200
Total Current Assets	103,349

OTHER ASSETS - TECHNOLOGY RIGHTS	50,700	$50,700
Total Assets	$154,049	$50,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$634
Due to affiliated company	16,310	$50,732
Accrued expenses	25,702	633
Advance from individual	50,100
Accrued salaries to officers and directors	16,600	12,100
Total Current Liabilities	109,346	63,465

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value; authorized
5,000,000 shares; none issued and outstanding
Common stock authorized 20,000,000
shares; no par value; issued and outstanding
20,000,000 shares	278,528	2,673
Accumulated deficit	(233,825)	(15,438)
Total Stockholders’ Deficit	44,703	(12,765)
Total Liabilities and Stockholders’ Equity (Deficit)	$154,049	$50,700

See accompanying notes to financial statements.

AKID CORPORATION
(A Development Stage Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three and Six Months June 30, 2005	For the Period May 18, 2004 (Inception) to June 30, 2005
COSTS AND EXPENSES
Operating expenses	$212,532	$227,658
Stock based compensation	5,855	6,167
Total Costs and Expenses	218,387	(233,825)

NET LOSS	$(218,387)	$(233,825)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	29,405,000	28,303,284

Note: The Company had no operations for the three and six months ended June 30, 2004.

See accompanying notes to financial statements.

See accompanying notes to financial statements.
AKID CORPORATION
(A Development Stage Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three and Six Months	For the Period May 18, 2004 (Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(218,387)	$(233,825)
Adjustments to reconcile net loss to cash flows used
in operating activities:
Stock based compensation	5,855	6,167
Increase in prepaid consulting fees	(13,200)	(13,200)
Increase in accounts payable	634	634
Decrease in due to affiliated company	(34,422)	(20,029)
Increase in accrued expenses	25,069	25,069
Increase in accrued salaries to officers and directors	4,500	4,500
Net Cash Flows Used in Operating Activities	(229,951)	(230,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	270,000	270,000
Loan from individual	50,100	50,100
Advances from Advanced Plant Pharmaceutical, Inc.		733
Net Cash Flows provided by Financing Activities	320,100	320,833

INCREASE (DECREASE) IN CASH	90,149	90,149

CASH, BEGINNING OF PERIOD

CASH, END OF PERIOD	$90,149	$90,149

SUPPLEMENTAL CASH FLOW INFORMATION:
Amount due to Advanced Plant Pharmaceutical, Inc.
for technology rights		$50,000

Issuance of common stock for technology rights		$700

See accompanying notes to financial statements.

AKID CORPORATION
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and six months ended June 30, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its Form 8 K filed on September 16, 2005.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $233,825 since inception and has a negative working capital of $5,997 at June 30, 2005. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

The officers, which are shareholders of the Company, have employment contracts with the Company. For the three and six months ended June 30, 2005, the officers were paid $90,600 and were owed $16,600.

An affiliated company Advanced Plant Pharmaceuticals, Inc. (a major shareholder) originally transferred technology rights to the Company for $50,700. During the nine months ended September 30, 2005, the Company paid Advanced Plant Pharmaceuticals, Inc. $51,175. Advanced Plant Pharmaceuticals, Inc., additionally, charges the company $750 per month for rent.

NOTE D - LOAN FROM INDIVIDUAL

The Company borrowed $50,100 from an individual. The loan is non-interest bearing and has no specific repayment date.

NOTE E - STOCKHOLDERS’ EQUITY

During the quarter ended June 30, 2005, the Company authorized for issuance 140,000 shares of its common stock to consultants for services rendered. The shares were valued at $0.0418 per share. Accordingly, stock based compensation in the amount of $5,855 was recorded.

AKID CORPORATION
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE E - STOCKHOLDERS’ EQUITY (CONTINUED)

During the quarter ended June 30, 2005, the Company sold 50,000 shares of common stock for cash at $0.40 per share aggregating $20,000.

During the quarter ended June 30, 2005, the Company sold 3,800,000 shares of common stock for cash at $0.658 per share aggregating $250,000.

At June 30, 2005, the Company’s authorized capital stock for issuance was 20,000,000 shares. Had all the shares authorized to be issued been issued, the Company would have exceeded it authorization by 11,400,000 shares. See Subsequent Events Note.

NOTE F - SUBSEQUENT EVENTS

In September 2005, the Company authorized issuance of 850,000 shares of its common stock to consultants at $0.065. Accordingly, stock based compensation in the third quarter 2005 will be recorded amounting to $55,250.

On September 15, 2005, a proxy statement was approved whereby the shareholders approved the following: (1) the reincorporation of the Company under the laws of the State of Nevada, (2) an increase in the authorized common stock from 20,000,000 to 100,000,000, (3) the authorization of a par value of $0.001 per share for common stock, and (4) the authorization of 1,000,000 shares of preferred stock at a par value of $0.001 per share. In November 2005, the Certificate of Incorporation was filed.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of Mazal Plant Pharmaceuticals, Inc. (the “Company”), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes,”“expects,”“anticipates,”“estimates” or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on our management’s current expectations, estimates and projections about our Company and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

General

We were organized pursuant to the laws of the State of Colorado on April 9, 1998 under the name Akid Corporation. Our only activity prior to June 6, 2005 had been attempts to locate and negotiate with a business entity for the merger of that target company into our Company. Our operations consisted solely of seeking merger or acquisition candidates, and we had no business operations or revenues.

On June 6, 2005, we underwent a change in control and changed the focus of our business. On June 6, 2005, a majority of our common stock was acquired by Advanced Plant Pharmaceuticals, Inc., a Delaware corporation, pursuant to the Share Exchange Agreement, dated May 2005, among Advanced Plant Pharmaceuticals, Inc., the Company, and James B. Wiegand, who was a principal of the Company at the time (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company agreed to issue to Advanced Plant Pharmaceuticals, Inc. 20,000,000 shares of the Company’s common stock. In exchange, Advanced Plant Pharmaceuticals, Inc. transferred to the Company its 7,000,000 shares of the common stock of Mazal Plant Pharmaceuticals, Inc., a Delaware corporation (the “Delaware Mazal”), which represented 68.5% of the issued and outstanding shares of the Delaware Mazal. Following the closing of the Share Exchange Agreement, Advanced Plant Pharmaceuticals, Inc. held a majority of the issued and outstanding common shares of the Company, and the Company held a majority of the issued and outstanding common shares of the Delaware Mazal.

James B. Wiegand, who had been serving as our sole director and officer prior to June 6, 2005, resigned from his positions with us on such date. On June 6, 2005, Mechael Kanovsky was elected to serve as our director and as our Chief Executive Officer and Sam Berkowitz was elected to serve as our Secretary.

Since such change in control, we have been engaging in the development, manufacture, and distribution of plant-based pharmaceutical drugs for the treatment of various human illnesses through our subsidiary, the Delaware Mazal. Our only product currently under development is MAHDL, a plant based drug whose purpose is the reduction of levels of cholesterol in the bloodstream and the prevention of cardiovascular diseases associated with high cholesterol levels.

On November 9, 2005, we changed our state of incorporation from Colorado to Nevada by the merger of the Company with and into its wholly owned subsidiary, Mazal Plant Pharmaceuticals, Inc., a Nevada corporation. As a result of such merger, our Company’s name was changed to Mazal Plant Pharmaceuticals, Inc. in order to better reflect our business operations.

Plan of Operation

For the three months ended June 30, 2005, we had no business operations or revenues. Going forward, we intend to engage in the development and sale of MAHDL and other plant-based pharmaceutical drugs through our subsidiary, the Delaware Mazal.

Over the next twelve months, we intend to continue working towards obtaining from the U.S. Food and Drug Administration the approvals required for marketing and selling MAHDL in the United States. We have completed pre-clinical tests in animals for the purposes of determining MAHDL’s safety, efficacy, and potential toxicity, and an Investigational New Drug Application with the Food and Drug Administration is presently effective. MAHDL has been approved by the Food and Drug Administration for Phase I and Phase II human clinical trials. We estimate that Phase II clinical trials will take about 10 months to complete at a cost of approximately $1,300,000.

We are currently searching for opportunities to enter into a joint venture with a major pharmaceutical distribution company that has the resources and capabilities required for the development and distribution of MAHDL throughout the United States and internationally. Specifically, we are looking for a joint venturer who will provide the following services: complete the development of MAHDL; submit the required documentation to the Food and Drug Administration and secure approval for MAHDL; support MAHDL with pre-launch, launch and ongoing marketing and support activities commensurate with the sales potential; and dedicate and manage a sales force of sufficient numbers to maximize the international market potential for MAHDL.

Results of Operation

Three Months Ended June 30, 2005

For the three months ended June 30, 2005, the Company had no business operations, and, therefore, no revenues, as it had not for the three months ended June 30, 2004. The Company’s operating expenses consist primarily of general administrative fees and professional fees. The Company’s operating expenses for the three months ended June 30, 2005 were $208,437. The Company had no operating expenses for the three months ended June 30, 2004.

Six Months Ended June 30, 2005

During the six months ended June 30, 2005, the Company had no business operations, and, therefore, no revenues, as it had not for the six months ended June 30, 2004. The Company’s operating expenses consist primarily of general administrative fees and professional fees. The Company’s operating expenses for the six months ended June 30, 2005 were $420,969. The Company had no operating expenses for the six months ended June 30, 2004.

Liquidity and Capital

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

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No legal proceedings are pending against the Company or any of our officers or directors, and we have no knowledge that any such proceedings are threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 6, 2005, the Company became contractually obligated to issue 20,000,000 shares of common stock to Advanced Plant Pharmaceuticals, Inc., a Delaware corporation, pursuant to a Share Exchange Agreement, dated May 2005, among the Company, Advanced Plant Pharmaceuticals, Inc., and James B. Wiegand. In consideration for such issuance, the Company acquired from Advanced Plant Pharmaceuticals, Inc. its entire ownership interest in 7,000,000 shares of the common stock of Mazal Plant Pharmaceuticals, Inc., which represented 68.5% of the issued and outstanding shares of Mazal Plant Pharmaceuticals, Inc. Because the Company’s authorized common stock was not sufficient for it to issue 20,000,000 shares to Advanced Plant Pharmaceuticals, Inc., the Company agreed to increase its authorized capital stock after the closing of the Share Exchange Agreement. The Company issued to Advanced Plant Pharmaceuticals, Inc. 10,500,000 shares on July 6, 2005, and it agreed to issue the remaining 9,500,000 shares immediately after the effective date of the increase in its authorized capital stock. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On June 6, 2005, the Company issued to Ronny Yakov 600,000 shares of its common stock, as consideration for his consulting services to the Company. The Company granted to Ronny Yakov piggy-back registration rights with respect to 60,000 of his shares. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On June 6, 2005, the Company issued to James B. Wiegand 500,000 shares of its common stock, as consideration for their services to the Company. The Company granted to Mr. Wiegand piggy-back registration rights with respect to 50,000 of his shares. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On June 6, 2005, the Company issued to Max Gould 500,000 shares of its common stock, as consideration for their services to the Company. The Company granted to Mr. Gould piggy-back registration rights with respect to 50,000 of his shares. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On June 30, 2005, the Company issued to Malcolm Jennings 3,800,000 shares of its common stock. In consideration, Mr. Jenning’s conveyed to the Company 1,900,000 shares of Mazal Plant Pharmaceuticals, Inc. that he previously owned. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive and Financial Officer	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAZAL PLANT PHARMACEUTICALS, INC.

Dated: November 21, 2005	By:	/s/ Mechael Kanovsky

	Name:	Mechael Kanovsky
	Title:	Chief Executive Officer