Form 10QSB
period 2005-09-30
AKID CORP
filed 2005-11-21
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of November 21, 2005:   $33,350,000 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

AKID CORPORATION
(A Development Stage Corporation)

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$300
Due from affiliated company	440
Prepaid consulting fees	5,000
Total Current Assets	5,740

OTHER ASSETS - TECHNOLOGY RIGHTS	50,700	$50,700
Total Assets	$56,440	$50,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft		$458
Advance from individual	51,625
Loans from officers and directors	18,550
Due to affiliated company		50,732
Accrued expenses	76,042	633
Accrued salaries to officers and directors	73,500	12,100
Total Current Liabilities	220,175	63,465

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value; authorized 5,000,000 shares; none issued and outstanding
Common stock authorized 20,000,000 shares; no par value; issued and outstanding 20,000,000 shares	333,778	2,673
Accumulated deficit	(497,513)	(15,438)
Total Stockholders’ Deficit	(163,735)	(12,765)
Total Liabilities and Stockholders’ Equity (Deficit)	$56,440	$50,700

See accompanying notes to financial statements.

AKID CORPORATION
(A Development Stage Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

			For the Period
	For the Three	For the Nine	May 18, 2004
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2005	2005	2005
COSTS AND EXPENSES
Operating expenses	$208,437	$420,969	$436,096
Stock based compensation	55,250	61,105	61,417
Total Costs and Expenses	263,687	482,074	497,513
NET LOSS	$(263,687)	$(482,074)	$(497,513)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.02)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		31,477,223	31,401,728

See accompanying notes to financial statements.

Note: The Company had no operations for the three and nine months ended September 30, 2004.

AKID CORPORATION
(A Development Stage Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

		For the Period
	For the Nine	May 18, 2004
	Months Ended	(Inception) to
	September 30,	September 30,
	2005	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(482,074)	$(497,513)
Adjustments to reconcile net loss to cash flows used in operating activities:
Merger capitalization adjustment		1,793
Stock based compensation	61,105	61,417
Increase in prepaid consulting fees	(5,000)	(5,000)
Due from affiliated company (net)	(51,173)	(51,172)
Increase in accrued expenses	75,409	76,042
Increase in accrued salaries to officer and directors	61,400	73,500
Net Cash Flows Used in Operating Activities	(340,333)	(340,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	458	458
Proceeds from the sale of common stock	270,000	270,000
Loan from individual	51,625	51,625
Loans from officer and directors	18,550	18,550
Net Cash Flows provided by Financing Activities	340,633	340,633

INCREASE (DECREASE) IN CASH	300	300

CASH, BEGINNING OF PERIOD
CASH, END OF PERIOD	$300	$300

SUPPLEMENTAL CASH FLOW INFORMATION:
Amount due to Advanced Plant Pharmaceutical, Inc. for technology rights		$50,000
Issuance of common stock for technology rights		$700

See accompanying notes to financial statements.

AKID CORPORATION
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and nine months ended September 30, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its Form 8 K filed on September 16, 2005.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $497,513 since inception and has a negative working capital of $214,435 at September 30, 2005. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

The officers, which are shareholders of the Company, have employment contracts with the Company. For the three and six months ended June 30, 2005, the officers were paid $148,850 and were owed $23,500.

An affiliated company Advanced Plant Pharmaceuticals, Inc. (a major shareholder) originally transferred technology rights to the Company for $50,700. During the three months ended June 30, 2005, the Company paid Advanced Plant Pharmaceuticals, Inc. $34,422. Advanced Plant Pharmaceuticals, Inc., additionally, charges the company $750 per month for rent.

NOTE D - LOAN FROM INDIVIDUAL

The Company borrowed $101,625 from two individuals. One loan is non-interest bearing and one accrues interest at 10% per annum. The loans are unsecured with no specific repayment dates.

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

NOTE F - SUBSEQUENT EVENTS

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

Plan of Operation

For the three months ended September 30, 2005, we had no business operations or revenues. Going forward, we intend to engage in the development and sale of MAHDL and other plant-based pharmaceutical drugs through our subsidiary, the Delaware Mazal.

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

Results of Operation

Three Months Ended September 30, 2005

For the three months ended September 30, 2005, the Company had no business operations, and, therefore, no revenues, as it had not for the three months ended September 30, 2004. The Company’s operating expenses consist primarily of general administrative fees and professional fees. The Company’s operating expenses for the three months ended September 30, 2005 were $208,437. The Company had no operating expenses for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005

During the nine months ended September 30, 2005, the Company had no business operations, and, therefore, no revenues, as it had not for the nine months ended September 30, 2004. The Company’s operating expenses consist primarily of general administrative fees and professional fees. The Company’s operating expenses for the nine months ended September 30, 2005 were $420,969. The Company had no operating expenses for the nine months ended September 30, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 13, 2005, the Company issued to Performance Profiler Quarterly 400,000 shares of its common stock in consideration for services rendered by it in connection with the preparation and publication of an article relating to the Company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

A special meeting (the “Meeting”) of the shareholders of the Company was held on October 31, 2005. 11,390,000 shares of the Company’s common stock were represented at the Meeting in person or by proxy, which shares constituted 57% of the issued and outstanding shares of common stock as of the Meeting’s record date. All of the shares represented at the Meeting were voted in favor of approval of the change of the Company’s state of incorporation from Colorado to Nevada by the merger of the Company with and into its wholly owned subsidiary, Mazal Plant Pharmaceuticals, Inc., a Nevada corporation. All of the shares represented at the Meeting also were voted in favor of the authorization of the differences between the Articles of Incorporation of Mazal Plant Pharmaceuticals, Inc. and the Certificate of Incorporation of the Company, including the following: (1) Change in the Company’s name from Akid Corporation to Mazal Plant Pharmaceuticals, Inc.; (2) Increase in the number of shares of the authorized common stock of the Company from 20,000,000 to 100,000,000 shares of common stock; and (3) Authorization of a class of 1,000,000 million shares of preferred stock.

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

MAZAL PLANT PHARMACEUTICALS, INC.

Date: November 21, 2005	By:	/s/ Mechael Kanovsky

Name: Mechael Kanovsky Title: Chief Executive Officer