Form 10KSB
period 2005-12-31
Mazal Plant Pharmaceuticals, Inc
filed 2006-08-24
CIK 1094890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2005
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Yes ☒ No ☐

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The Company did not have any revenues during its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed was approximately $9,961,500 as of July 20, 2006.

The Company has 37,975,000 shares of common stock outstanding as of July 20, 2006.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒ .

Forward-Looking Statements.

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of the "Company and other matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

PART I

Item 1. Description of Business

Company History

Mazal Plant Pharmaceuticals, Inc. were originally organized under the laws of the State of Colorado on April 9, 1998. Our only activity prior to June 6, 2005 had been attempts to locate and negotiate with a business entity for the merger of that target company into the predecessor of Mazal. Our operations consisted solely of seeking merger or acquisition candidates, and we had no business operations or revenues.

On June 6, 2005, we underwent a change in control and adopted the current focus of our business, which is the development, manufacture and supply of plant based pharmaceuticals. We are dedicated to using whole plants in order to develop healthier natural pharmaceuticals for the treatment of human diseases.

As discussed above, on June 6, 2005, we acquired a majority interest in Delaware Mazal pursuant to the Share Exchange Agreement. On June 6, 2005, a majority of our common stock was acquired by Advanced Plant Pharmaceuticals, Inc., a Delaware corporation, pursuant to the Share Exchange Agreement among Advanced Plant Pharmaceuticals, Inc., Akid Corporation, and James B. Wiegand, who was one of our principals at the time. Pursuant to the Share Exchange Agreement, we agreed to issue to Advanced Plant Pharmaceuticals, Inc. 20,000,000 shares of our common stock which represented 94.21 % of our issued and outstanding common stock. In exchange, Advanced Plant Pharmaceuticals, Inc. transferred to us 7,000,000 shares of the common stock of Mazal Plant Pharmaceuticals, Inc., a Delaware corporation (the “Delaware Mazal”), which represented 68.5% of the issued and outstanding shares of the Delaware Mazal. For accounting purposes, such transaction is characterized as a reverse merger between the Delaware Mazal and us. Since such change in control, we, through Delaware Mazal, engage in the development, manufacture, and distribution of plant-based pharmaceutical drugs for the treatment of various human illnesses.

On November 9, 2005, we changed our State of incorporation from Colorado to Nevada by the merger of the Company with and into its wholly owned subsidiary, Mazal Plant Pharmaceuticals, Inc., a Nevada corporation. As a result of such merger, our name was changed to Mazal Plant Pharmaceuticals, Inc. in order to better reflect our business operations.

Principal Products and their Markets

The Company’s lead drug candidate, MAHDL-01, is a drug designed to improve cholesterol levels in individuals with unbalanced cholesterol levels. We are also considering developing plant-based drugs for the treatment of diabetes and Alzheimer's disease. Independent research published in the scientific literature has documented a link between low HDL levels and an increased incidence of diabetes including that an increase in HDL levels lowers the risk of diabetes. Based on such literature, we are planning on conducting clinical studies with MAHDL-01 and with other versions of MAHDL-01 that are specifically designed to help combat diabetes. However, research into the company’s drugs for diabetes is in its preclinical phases and further research depends on our capability in funding such research.

In addition, we intend to develop the capabilities necessary to become a world supplier of pharmaceutical-grade medicinal plants for the neutraceutical, homeopathic, and plant pharmaceutical markets.

MAHDL-01 is a drug consisting of various combinations of herbs. In order to understand how MAHDL-01 works, it is important to understand that cholesterol levels can be improved by either directly lowering bloodstream levels of low-density lipoprotein, also known as “LDL” or “bad” cholesterol, or by raising bloodstream levels of high-density lipoprotein, also known as “HDL” or “good” cholesterol. HDL extracts cholesterol particles from the cholesterol deposits attached to arterial walls and transports them to the liver, where they are disposed of by the body. HDL also interferes with the accumulation of LDL cholesterol deposits on the arterial walls. The risk of atherosclerosis and heart attacks in both men and women is strongly related to HDL levels. High HDL levels are associated with a lower risk. The lowering of levels of triglycerides in the bloodstream also has a positive effect on cholesterol levels. It is our hope that our MAHDL-01 drug balances cholesterol levels by improving the human body’s metabolic processes that naturally improve cholesterol levels by both increasing HDL cholesterol levels and lowering triglyceride levels in the body.

There is a large potential market for a safe and effective treatment for elevated cholesterol levels. Cardiovascular diseases are among the leading causes of death worldwide, and high blood cholesterol (Hypercholesterolemia) is one of the major risk factors for heart disease. Elevated LDL cholesterol in the bloodstream collects on the walls of the arteries and causes the flow of blood to the heart to be blocked.

Distribution Methods of the Products

We are currently searching for opportunities to enter into a joint venture with a major pharmaceutical distribution company that already has the resources and capabilities required to distribute our products throughout the United States and internationally. Specifically, we are looking for a joint venturer who will provide the following services:

•	Complete the development of MAHDL-01;
•	Submit the required documentation to the Food and Drug Administration and secure approval for MAHDL-01;
•	Support MAHDL-01 with pre-launch, launch and ongoing marketing and support activities commensurate with the sales potential; and
•	Dedicate and manage a sales force of sufficient numbers to maximize the international market potential for MAHDL-01

Such joint venturer can be either a branded pharmaceutical company (perhaps one with a drug whose patent rights are running out shortly) or, alternatively, one of the major pharmaceutical generic manufacturers looking for its own brand.

Initial Studies, IND, Phase I and Phase II clinical trials

Initial studies have shown a promising trend on cholesterol levels without major side effects therefore we applied for an IND from the FDA to do a Phase I/II clinical trial to prove efficacy.

An IND filed with the FDA with respect to MAHDL-01 is presently effective. The IND for MAHDL-01 was submitted on April 8, 2005, and approved on June 2, 2005. MAHDL-01 has been approved by the FDA for Phase I and Phase II clinical trials. The FDA made some comments and requests for additional information. These comments and requests do not have major implications for conducting the clinical trials.

We estimate that the Phase I/II clinical trials will take one year from enrolment to analysis of all statistical data. The ingredients that make up MAHDL-01 are all from the GRAS (generally regarded as safe) list of the FDA. The company is inquiring as to the cost of clinical trial insurance for a drug that is made up wholly of GRAS ingredients.

On November 17, 2005, the Company executed a Letter of Intent to enter into a possible joint venture with Punzi Medical Center (“PMC”) in connection with the performance of the Phase II and Phase III human clinical trials of MAHDL-01. Subject to the terms and conditions of the agreement, PMC will (a) fund all costs and expenses incurred in connection with the clinical trials, (b) make its facilities available for the conduct of the clinical trials, and (c) provide consulting services to the Company with respect to the conduct of the clinical trials and their approval by the FDA. In consideration for the obligations of PMC, the Company will pay royalties equal to an agreed upon percentage of the net revenues generated by any sales of MAHDL-01 to PMC during an agreed upon time period following the FDA’s final approval.

On July 31, 2006, we entered into an Interim Letter of Agreement with Dr. Veronica Motiran for a Phase I/II, double-blind, placebo and active controlled, randomized, parallel-group study to evaluate the safety and efficacy of MAHDL-01 alone and as an adjunct to statin therapy, versus placebo or statin therapy alone, in increasing HDL in subjects with hypoalphalipoproteinemia. The studies shall be conducted at the Neuro Psychiatric Center of the Palm Beaches, Boynton Beach, FLA. The agreement calls for a minimum number of subjects of ten and a maximum of four hundred. Dr. Veronica Motiran will receive $2,500 per subject who completes the study, where fifty percent (50%) will be paid in cash and the remaining fifty percent (50%) will be paid in shares of the Company's common stock.

Competition

Our product is designed to be a whole plant pharmaceutical attractive to the natural supplement marketplace. We are engaged in a rapidly changing field characterized by rapid technological change, new and improved product introductions, changes in regulatory requirements and evolving industry standards.  Other products and therapies that will compete directly with the products that we are seeking to develop currently exist or are being developed.  We expect competition from fully integrated pharmaceutical companies and more established companies to be intense and to increase.  These companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do.  Many of our competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs.  Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. We have none of these resources.  In addition, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, pricing and barriers from patent positions of larger companies. We do not have any experience in these areas at this time and therefore we are at a competitive disadvantage.

Currently, the most widely used drugs that reduce elevated LDL is a group of drugs known as Statins. Statins include atorvastatin (Lipitor), rosuvastatin (Crestor), simvastatin (Zocor), and pravastatin (Pravachol). However, we believe that we may have a competitive advantage over Statins because Statins have significant side effects, including abdominal pain, muscle inflammation and liver abnormalities. In addition, although these drugs lower LDL levels significantly, they do not appreciably affect HDL or triglyceride levels.

Many of the Statins are nearing the end of their patent protection and drug companies are scrambling to combine their statin drug with another drug in order to extend their patent protection. MAHDL can be a strong candidate, as it complements Statins by raising HDL levels while the Statins lower the LDL levels.

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

MAHDL-01 can be marketed as a whole plant medicine, and attract that part of the marketplace interested in natural plant substances.

Once MAHDL-01 has successfully passed Phase II clinical trials, we intend to form a strategic partnership for co-development and co-marketing with a major player in the market in order to maximize the sales opportunity for MAHDL-01. Specifically, we are looking for a partner who will help perform the following activities:

•	Complete the development program;
•	Submit the required documentation to FDA and secure approval for the product;
•	Support the product with pre-launch, launch and ongoing marketing and support activities commensurate with the sales potential; and
•	Dedicate and manage a sales force of sufficient numbers to maximize the international market potential for MAHDL

Sources and Availability of Raw Materials; Names of Principal Suppliers

Active pharmaceutical ingredients and other materials and supplies that we use in our operations are generally available and purchased from many different foreign and domestic suppliers. We will outsource farming to existing producers according to our specifications. MAHDL-01 is to be manufactured using qualified raw material suppliers, outsourced powder facilities and a formulation plant, all working in compliance with good manufacturing practices. We have not finalized these operations as we are in negotiations with a quality control consultant to qualify these facilities.

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

Intellectual Property

We have secured a U.S. patent for a version of MAHDL-01 known as Drug Formulation 1. Such patent will expire in 2013. In March 2005, we filed a U.S. patent application for another version of MAHDL-01, and such application is still pending. There can be no assurance that the pending patent application will result in issued patents, that patents, trademarks or trade names issued to us will not be challenged or circumvented by competitors, or that such patents, trademarks or trade names will be found to be valid or sufficiently broad to protect our proprietary technology or to provide us with a competitive advantage.

Governmental Regulation

Our product is subject to extensive governmental regulation, including the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, as well as other federal, state, and local statutes and regulations. These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products, if approved. Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed.

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

Food and Drug Administration

Our product is subject to regulation by the Food and Drug Administration (the “FDA”) and other authorities. The activities required by the FDA before a product such as MAHDL-01 may be marketed in the United States are generally performed in the following sequential steps:

1.  Pre-clinical testing. This includes laboratory testing of our products in animals to determine safety, efficacy and potential toxicity. Pre-clinical studies must be conducted by laboratories that comply with FDA regulations regarding good laboratory practice.

2.  Submission to the FDA of an IND. The results of pre-clinical studies, together with manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND, which must become effective before the clinical trials can begin. Once the IND is filed, the FDA has 30 days to review it. The IND will automatically become effective 30 days after the FDA receives it, unless the FDA indicates prior to the end of the 30-day period that the proposed protocol raises concerns that must be resolved to the FDA’s satisfaction before the trials may proceed. If the FDA raises concerns, we may be unable to resolve the proposed protocol to the FDA’s approval in a timely fashion, if at all.

3.  Completion of clinical trials. Human clinical trials are necessary to obtain approval for a new drug or biological product and typically involve a three-phase process. In Phase I, small clinical trials are generally conducted to determine the safety of the product. In Phase II, clinical trials are generally conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In Phase III, clinical trials are generally conducted to provide sufficient data for the statistically valid proof of safety and efficacy. Clinical trials must be conducted according to good clinical practices under protocols that detail the trial’s objectives, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, and informed consent must be obtained from all study subjects. Each protocol must be submitted to the FDA as part of the IND. The FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the study cannot recommence without FDA authorization under terms sanctioned by the agency. In addition, before a clinical trial can be initiated, each clinical site or hospital administering the product must have the protocol reviewed and approved by an independent institutional review board (“IRB”). The independent IRB will consider, among other things, ethical factors and the safety of human subjects. The independent IRB may require changes in a protocol, which may delay initiation or completion of a study. Phase I, Phase II or Phase III clinical trials may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, we, the FDA or an independent IRB may suspend a clinical trial at any time for various reasons, including a finding that the healthy individuals or the patients are being exposed to an unacceptable health risk.

4.  Submission to the FDA of a New Drug Application (“NDA”). After completion of clinical studies for a biological product, a New Drug Application (“NDA”) is submitted to the FDA for product marketing approval. No action can be taken to market any new drug or biologic product in the United States until the FDA has approved an appropriate marketing application.

5.  FDA review and approval of the NDA before the product is commercially sold or shipped. The results of pre-clinical studies and clinical trials and manufacturing information are submitted to the FDA in the form of an NDA for approval of the manufacture, marketing and commercial shipment of the product. The FDA may take a number of actions after the NDA is filed, including but not limited to, denying the NDA if applicable regulatory criteria are not satisfied, requiring additional clinical testing or information; or requiring post-market testing and surveillance to monitor the safety or efficacy of the product. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

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

Employees

We have four part-time employees in administration and two part-time employees in operations

RISK FACTORS

Going Concern

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern and if we fail to produce revenues we may fail in our business, cease operations, and you may lose your entire investment.

Our independent registered public accountants have audited our financial data and information and rendered a statement that they have substantial doubt about our ability to continue as a going concern for the following reasons:

•	we have limited financial resources and we have an accumulated deficit of $4,365,110 since inception until December 31, 2005;
•	we have negative working capital of $135,267 as of December 31,2005;
•	we have a stockholders‘ deficit of $78,300 as of December 31, 2005; and
•	our ability to obtain capital and operate successfully is uncertain.

Risks Related to Our Business

Since we are at an early stage of development, we have not completed the development of any product and we have not begun to market or generate revenues. We do not anticipate generating any revenue in the foreseeable future. If we are unsuccessful in completing the developing and marketing of our products, our securities will be worthless.

We are at an early stage of development.  Our operations to date have consisted primarily of developing and testing our MAHDL-01 product.  MAHDL-01 will require significant additional clinical testing and investment prior to commercialization.  A commitment of substantial resources by us and/or future collaborative partners to conduct time-consuming research and clinical trials will be required if we are to complete the development of MAHDL-01.  We do not know if we will be able to complete these tasks. We do not expect MAHDL-01 to be commercially available for several years. Accordingly, we do not know if and when we will generate revenues from MAHDL-01. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

Since we have a history of operating losses and expect expenses and losses to increase in the near term, we do not know if we will ever become profitable or that our investors will ever recoup or profit from their investment in our shares.

From the date of incorporation to December 31, 2005, our accumulated deficit is $ 4,365,110. Since inception we have earned no revenues from the sale of any of our product candidates.  We expect expenses and losses to increase in the near term as we fund research and development and general and administrative expenses.  We expect to continue to incur substantial operating losses unless and until product sales and royalty payments generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

Since our success is dependent on the commencement and completion of clinical trials, regulatory approval and introduction of our products into the market, and since we have completed none of the tasks at this time, we do not know if we will be able to complete them.

The actual timing of these events can vary dramatically due to factors such as delays or failures in our clinical trials, the uncertainties inherent in the regulatory approval process, and the inability to establish on favorable terms the collaborative partnerships that we plan to use for the completion of our clinical trials and the marketing and manufacturing of our product candidates.  We might not be able to complete the clinical trials involving MAHDL-01, to make the necessary regulatory submissions, or to gain regulatory approvals necessary for marketing our products. Our failure to achieve these objectives will mean that investors will not be able to recoup their investment or to receive a profit on their investment.

We will continue to require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  We might not be able to obtain additional funding on acceptable terms, if at all. Without additional funding, we will fail.

We will require substantial additional funds for further research and development, the conduct of our Phase I/II clinical trials for MAHDL-01 and regulatory approvals.  Our planned cash requirements may vary materially in response to a number of factors, including research and development on our products, the progress of our Phase II/III clinical trials and the results of those trials, changes in any aspect of the regulatory process, and delays in obtaining regulatory approvals. We may seek further funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources.  Further equity financings may substantially dilute shareholders’ investment in our shares. If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

Since we rely substantially on our ability to patent our intellectual property or maintain our proprietary information as trade secrets in developing our products, our success will depend on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or preventing third parties from circumventing our rights. As described below, there is considerable uncertainty about our intellectual property rights. If we are unsuccessful in establishing the validity of our intellectual property rights, we will likely fail as a company and our securities will be worthless.

We have secured a U.S. patent in a version of MAHDL-01 known as Drug Formulation 1. Such patent will expire in 2013. In March 2005, we filed a U.S. patent application for another version of MAHDL-01, and such application is still pending. We also plan to file foreign patent applications. These steps we have taken and will continue to take to protect our intellectual property may not prevent the misappropriation of our proprietary information and technologies.  The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions.  We are uncertain whether:

•	any of our patent applications will result in the issuance of patents;
•	we will develop additional proprietary products that are patentable;
•	the patent already issued to us will provide us with any competitive advantages;
•	we will be challenged by third parties on the validity of our patents;
•	the patents of others will impede our ability to do business;
•	third parties will be able to circumvent our patents;
•	third parties will independently develop similar products that will not infringe our products;
•	third parties will duplicate any of our products not covered by a patent; or
•	third parties will design around our patents.

Since patent applications in the United States are maintained in secrecy until the patent is issued or foreign counterparts, if any, published and, since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we do not know if there are currently pending applications that would result in issued patents that would interfere with MAHDL-01. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us.

Much of our know-how and technology might not be patentable.  To protect our rights, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements.  However, these agreements might not provide meaningful protection for trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

We intend to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of MAHDL-01. We will not have control over how they perform their contractual obligations. Accordingly, we will suffer if they do not fulfill their contractual obligations.

We intend to enter into agreements to develop and commercialize MAHDL-01. We might not be able to establish collaborations on favorable terms, if at all, or that future collaborative arrangements will be successful.  In addition, third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us.

These arrangements may place responsibility on these future collaborative partners for Phase III clinical trials, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization.  These third parties might not fulfill their obligations in a manner which maximizes our revenues.  These arrangements may also require us to transfer certain material rights or issue equity securities to corporate investors, licensees and others.  If we license or sublicense our commercial rights to others we might realize reduced product revenue compared to our direct commercial exploitation.  Moreover, we might not derive any revenue or profit from these arrangements.

In addition, we have no direct experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize pharmaceutical products.  If we develop products eligible for commercial sales, we intend to rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell these products.  We might not be able to obtain access to a marketing and sales force with sufficient technical expertise and distribution capability.  We also will not be able to control the resources and effort that a third party will devote to marketing our product candidates.  If we are unable to develop and maintain relationships with third parties with the necessary marketing and sales force, we may fail to gain market acceptance of our product candidates, and our revenues could be impaired.

We depend upon our key personnel and they would be difficult to replace.

We believe that our success will depend on the continued employment of our senior management team and key sales and technical personnel. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business would suffer.

Risks Related to Our Industry

Because the manufacture and marketing of human pharmaceutical products requires the approval of the Food and Drug Administration in the United States and similar agencies in other countries, and since we do not yet have such approval, shareholders are at risk that we will be unable to successfully develop and market our products.  We have not yet established that our products will be safe and effective through clinical trials.

The manufacture and marketing of human pharmaceutical products in the United States and other countries require the approval from the United States Food and Drug Administration and other similar foreign regulatory agencies.  The process that our pharmaceutical product candidates must undergo to obtain these approvals includes preclinical testing and clinical trials to demonstrate safety and efficacy.  For example, we are about to commence Phase I/II clinical trials for MAHDL-01. Such process is expensive and time consuming.  Investors are at risk that we will be unable to successfully develop future products, prove safety and effectiveness in clinical trials, or receive applicable regulatory approvals.

Regulatory authorities have the power to withdraw a previously approved product from the market upon a change in regulations or upon receipt of newly discovered information and/or require additional, and potentially expensive, additional testing.  Since we have no history with our products, we might face such newly discovered information that comes to light after initial approval of our products.

Unanticipated changes in existing regulations or the adoption of new regulations could adversely affect the development, manufacture and marketing of our products.  Since we have no operating history, ongoing government regulation could cause unexpected delays and adversely impact our business in areas where our inexperience might lead to failure in complying with applicable requirements.  Such failure to comply might also result in criminal prosecution, civil penalties, recall or seizure of products, or partial or total suspension of production.  Any of these penalties could delay or prevent the promotion, marketing or sale of our products. Furthermore, the laws, regulations, policies or current administrative practices of any governmental body, organization or regulatory agency in the United States or any other jurisdiction, might be changed, or applied or interpreted in a manner which will fundamentally alter the ability of us or our collaborative partners to develop, operate, export or market the products or services which we may provide. We do not have lobbying or other resources to affect the course of such changes. If such future changes have an adverse impact on our products or their manufacture and marketing, the likelihood of our success could be damaged.

If our competitors succeed in developing competing products earlier than we do, in obtaining regulatory approvals for such products more rapidly than we do, or in developing products that are more effective or less expensive than the products we develop, we will have difficulty competing with them.

Since our competitors keep this type of information confidential, we do not know where they stand in developing competing products. As a result, we might be using our resources to develop products that will face such competition from our competitors and our products might not be successful in the marketplace. Our future success depends on our ability to timely identify new market trends and develop, introduce and support new and enhanced products on a successful and timely basis.  We might not be successful in developing or introducing to the market our products.  If we fail to develop and deploy new products on a successful and timely basis, we will be non-competitive and unable to recoup the research and development and other expenses we incur to develop and test new product candidates.

Even if MAHDL-01 or another of our products is approved for sale by the regulatory authorities, we have not yet demonstrated any market acceptance and the product might not gain market acceptance among physicians, patients, healthcare payers and the medical community.

The degree of market acceptance will depend on a number of factors, including:

•	demonstration of the clinical efficacy and safety of each product;

•	cost-effectiveness;
•	potential advantage over alternative treatment methods;
•	the effectiveness of marketing and distribution support for each product; and
•	reimbursement policies of government and third party payers.

If our product candidates do not achieve significant market acceptance, our business and financial condition will be materially adversely affected.

Our success may depend in part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health coverage insurers and other organizations, since potential customers might not use our products if such reimbursement is not available.

At the present time, we have not established that such governmental authorities or non-governmental providers will reimburse physicians and patients for the use of our products. Recently, the prices of medical products and services have increasingly been examined and challenged by third parties and consumers of such products and services.  We anticipate that new federal or state legislation will be proposed to attempt to provide broader and better health care and to manage and contain costs.  Since we have not yet established reimbursement coverage, we face significant uncertainty as to the reimbursement status of newly approved health-care products and whether third party reimbursement will be available at price levels sufficient for us to realize our desired returns.

Since we will be administering our products in human clinical trials and thereafter to patients, we will be subject to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products.

Our clinical studies will include trials on humans.  For example, the Phase I/II trials create a risk of liability for serious side effects to participants resulting from an adverse reaction to the products being tested or resulting from negligence or misconduct and the associated adverse publicity.  We manage our liability risks by trying to follow proper protocols and through product liability insurance. We intend to purchase liability insurance for clinical trials at the time we begin such trials. Such insurance is expensive and difficult to obtain. In the future, insurance coverage might not be available to us on acceptable terms, if at all.  If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims we might not be able to commercialize our products.  If we face a future product liability claim or a product withdrawal, we will suffer a material adverse effect on our financial condition.

Item 2. Properties.

From January 2005 through December 2005, we leased office space of approximately 2,500 square feet located at 43 West 33rd Street, New York, NY 10001 at a monthly rate of $750 pursuant to a month to month sublease from Advanced Plant Pharmaceuticals, Inc., our majority shareholder. In January 2006, we assumed payments, from Advanced Plant Pharmaceuticals, Inc., on its corporate office space in New York. The monthly lease payment is in the aggregate amount of $2,181. In addition, we pay 35% of the space's electricity cost. In January 2006, we began subleasing to Amazon Biotech, Inc. for a payment of $750 per month. As of March 31, 2006 Amazon Biotech owes us $2,250. We also lease office space of approximately 1,000 feet at Beit Offer Building, 5 Nahum Hefzadi Street, Jerusalem, Israel on a month to month basis having a monthly rate of $2,265 (not including municipal taxes). Prior to June 6, 2005, we used office space in the home of our then President. We may need to expand our offices in Jerusalem if we choose to establish our own laboratory.

Net rent expense for the three months ended March 31, 2006 and 2005, the year ended December 31, 2005 and for the period May 18, 2004 (Inception) to March 31, 2006 amounted to $16,459, $2,250, $30,500 and $46,959, respectively. There was no rent expense for the period May 18, 2004 (inception) to December 31, 2004.

Item 3. Legal Proceedings.

To date, the Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against it. The Company knows of no legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 31, 2005, our stockholders held a special meeting in order (i) to change the name of the Company, (ii) the state of our incorporation from Colorado to Nevada, (iii) increase our authorized common stock from 20,000,000 shares to 100,000,000 shares and to authorize a class of 1,000,000 shares of preferred stock.

11,390,000 voted in favor of each of the above mentioned resolutions and there were no votes withheld, or voted against the resolutions at the meeting.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Common Stock is currently quoted on the Pink Sheets under the symbol “MZPP.PK”. The following table shows the high and low prices of our common stock since January 1, 2005, as reported by the National Daily Quotation Service and the Pink Sheets

January 1, 2005 to December 31, 2005	High Bid	Low Bid
First quarter	NA	NA
Second quarter	NA	NA
Third quarter	NA	NA
Fourth quarter	$1.25	$0.50

Our Transfer Agent

We have appointed Manhattan Stock Transfer, with offices at P.O. Box 756, Miller Place, NY 11764, phone number, (631) 928-7655, facsimile: (631) 928-6171 as transfer agent for our common shares. The transfer agent is responsible for all record-keeping and administrative functions in connection with our common shares.

Holders.

On July 20, 2006, there were approximately 98 holders of record of the Company's common stock.

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

Warrants or Options.

As of August 22, 2006, there were 1,000,000 common stock options outstanding with a weighted average remaining life of 2.17 years and a weighted average price of $0.50. On October 31, 2005, as part of a private placement transactions, we granted to Mr. Luc Verelst, one of our current investors, a warrant to purchase 1,000,000 shares of our common stock at $0.50 per share. This warrant is exercisable by Mr. Verelst until October 30, 2008. Mr. Verelst’s warrant may be exercised for cash and we may receive up to $500,000 in gross proceeds from the exercise of this warrant. Except for this warrant and certain commitments to issue additional shares of our common stock upon the achievement of certain milestones pursuant to the employment agreements of Chaim J. Lieberman, Dr. Kanovsky and Simcha Edell, there are no other options, warrants or rights to purchase any of our securities.

Equity Compensation Plans.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of July 20, 2006:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	--	--
Equity compensation Plans not approved by security holders (1), (2), (3), (4) and (5).	--	--	2,500,000 (1) 100,000 (2) 500,000 (3) 100,000 (4) 150,000 (5)
Total			2,500,000 (1) 100,000 (2) 500,000 (3) 100,000 (4) 150,000 (5)

(1) Mazal Plant Phamaceuticals, Inc. Amended 2005 Stock Compensation Plan. The purpose of our 2005 Stock Compensation Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan was 3,500,000 shares and up to July 20, 2006, 1,000,000 of these shares have been issued.

Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Our Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors may select. Our Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest.

(2) Dr. Mechael Kanovsky is entitled to receive 100,000 shares of our common stock upon our receipt of each IND and for each patent received by our subsidiary.

(3) Chaim J. Lieberman is entitled to receive 500,000 shares of our common stock upon our receipt of each IND.

(4) Chaim J. Lieberman is entitled to receive 100,000 shares of our common stock for each patent received by our subsidiary.

(5) Mr. Simcha Edell is entitled to receive 75,000 shares of our common stock upon our receipt of one million dollars in funding, and another 75,000 shares of our common stock at the end of twelve months of employment with us, as compensation for his services rendered to our subsidiary.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On September 26, 2005, we issued to Imperial Consulting Network 200,000 shares of our common stock for services rendered by it in connection with the preparation and publication of an article relating to us. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On September 26, 2005, we issued to Golden Key 200,000 shares of our common stock for services rendered by it in connection with the preparation and publication of an article relating to us. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On September 26, 2005, we authorized the issuance of and on January 25, 2006 we issued 50,000 shares of our common stock to Dr. Robert Segal for advisory services rendered to us. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On October 31, 2005, we issued to Mr. Luc Verelest 1,200,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 in consideration for $300,000. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

On November 15, 2005, we issued to Yosef Tzairi 800,000 shares of our common stock for services provided to us. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On December 7, 2005, we authorized the issuance of and on January 5, 2006 we issued to each of James B. Wiegand and Max Gould 500,000 shares which were issued as consideration for their consulting services provided to us during the merger. We granted to Mr. Wiegand and Mr. Gould piggy-back registration rights with respect to 50,000 of each of their shares. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On December 13, 2005 we authorized the issuance of and on January 21, 2006, we issued to Mr. Malcolm Jennings 200,000 shares of our common stock in consideration for $50,000. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

On December 15, 2005 we authorized the issuance of 149,500 shares of our common stock to Mr. Malcolm Jennings due to late registration of our common stock. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

On December 19, 2005, we issued to Simcha Edell 75,000 shares of our common stock for services provided to us. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On December 19, 2005, we issued to Malcolm Jennings 500,000 shares of our common stock as a penalty for a late registration filing. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

We plan to commence with Phase I/II studies when we raise the full amount of funds needed to do the study. The trial itself should take about a year to complete with enrolment taking about 3 months, the trial itself taking 6 months, and analysis of the data and generation of a report an additional 3 months. The funding sources for the trial will be partially from investors.

On November 17, 2005, the Company executed a Letter of Intent to enter into a possible joint venture with Punzi Medical Center (“PMC”) in connection with the performance of the Phase II and Phase III human clinical trials of MAHDL-01. Subject to the terms and conditions of the agreement, PMC will (a) fund all costs and expenses incurred in connection with the clinical trials, (b) make its facilities available for the conduct of the clinical trials, and (c) provide consulting services to the Company with respect to the conduct of the clinical trials and their approval by the FDA. In consideration for the obligations of PMC, the Company will pay royalties equal to an agreed upon percentage of the net revenues generated by any sales of MAHDL-01 to PMC during an agreed upon time period following the FDA’s final approval.

From May 18, 2004 (inception), through December 31, 2005, we had no operating revenues. Going forward, we intend to engage in the development and sale of plant-based pharmaceutical drugs through the Delaware Mazal.

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

Item 8B. Other Information.

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position	Age

Dr. Mechael Kanovsky	Chief Executive Officer and Director	43

Sam Berkowitz	Secretary	50

Simcha Edell	Chief Financial Officer	51

Chaim J. Lieberman	Significant Employee	45

David Lieberman	Significant Employee	43

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Dr. Mechael Kanovsky has served as our Chief Executive Officer and Director since June 6, 2005. Since December 2004, he also has served as the part time President and director of Amazon Biotech, Inc. a development stage company that develops and markets pharmaceuticals for the HIV/ AIDS market. He obtained his Ph.D. in Molecular Biology from Mount Sinai School of Medicine, New York. Dr. Kanovsky worked as a research scientist with the Department of Pathology at the Brooklyn VA Hospital and at State University of New York from 1999 until August 2002. Dr. Kanovsky worked as a senior cancer researcher in the biotech industry for Gene Vectors Technologies, Israel from January 2003 until November 2003. From January 2004 until November 2004, Dr. Kanovsky was a consultant for Marantech Corp., a company in the business of researching, developing and exploiting technological applications for various electron-jumping compounds. He assisted Marantech in developing a cancer screening test.

Mr. Sam Berkowitz has been working as Secretary at Mazal from December 2004 to present. Since 1996, Mr. Berkowitz has been the general and operating manager of Advanced Plant Pharmaceuticals, Inc., a Delaware corporation which developed and sells nutritional supplements. Mr. Berkowitz obtained his Bachelor of Arts Degree from Yeshiva University, New York.

Mr. Simcha Edell has been at Mazal from July 2005, and presently functions as CFO. He is also serves as the part time CFO of Amazon Biotech, Inc. a development stage company that develops and markets pharmaceuticals for the HIV/ AIDS market. From July 2003 until March 2005 he was CEO of Advanced Combat Systems Ltd., an Israeli company developing homeland security products. He was head of finance and business development in SightLine Technologies Inc., an Israeli firm developing medical devices, from January 2001 to April 2003 Inc. He obtained his B.Comm from the University of Toronto, and his MBA from York University.

Mr. Chaim J. Lieberman has been an employee at Mazal from December 2004 to present and he is also the part time employee of Amazon Biotech, Inc. a development stage company that develops and markets pharmaceuticals for the HIV/ AIDS market. For the previous five years Mr. Lieberman served as has been a consultant to Advanced Plant Pharmaceuticals, Inc., a Delaware corporation which developed and sells nutritional supplements.

Mr. David Lieberman has been an employee at Mazal from December 2004 to present. For the previous five years Mr. Lieberman was the president of Advanced Plant Pharmaceuticals, Inc., a Delaware corporation which developed and sells nutritional supplements.

Until the change in control of Mazal on June 6, 2005, our sole director and officer was James B. Wiegand. Mr. Wiegand resigned as a result of our change in control, not because of any disagreement with us.

Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified. There are no family relationships among the persons described below.

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

Item 10. Executive Compensation.

The following table presents all information regarding the compensation awarded to, earned by, or paid to Mazal's named executive offices for the fiscal year ended December 31, 2005 and during the last three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation Awards		All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)
James B. Wiegand Chief Executive Officer	2005 2004 2003	0 0 0	0 0 0	$625,000 0 0	0 0 0	0 0 0

Mechael Kanovsky Chief Executive Officer	2004 2005	8,000 63,000	0 0	$30 $10	0	0

Sam Berkowitz Secretary	2004 2005	$36,000	0 0	$90 0	0 0	0 0

Simcha Edell CFO	2005	$17,400	0	$82,500	0	0

(1) Mr. Wiegand was our Chief Executive Officer and a director from 2003 through June 6, 2005, when he resigned as a result of our change in control. Mr. Wiegand received in the aggregate 500,000 shares of our common stock in consideration for services he rendered to us.

(2) On June 6, 2005, Mechael Kanovsky replaced Mr. Wiegand as our Chief Executive Officer.

We did not grant any options to any employee or executive officers during the period May 18, 2004 (inception) to December 31, 2005.

There are employment agreements between Delaware Mazal and Dr. Mechael Kanovsky, Sam Berkowitz and Simcha Edell.

Pursuant to the terms of the Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mechael Kanovsky, us, and the Delaware Mazal, Dr. Kanovsky was appointed President and Chief Executive Officer of the Delaware Mazal for two years commencing November 1, 2004. The base salary is $48,000 per year which was increased to $66,000 upon our receipt of the first IND. In addition, Dr. Kanovsky received 800,000 shares of our common stock. Upon the receipt of each additional IND, Dr. Kanovsky shall receive an additional 100,000 shares of our common stock. For each patent received by the Delaware Mazal, he shall receive an additional 100,000 shares of our common stock and if Mazal obtains a minimum of $2 million in funding or enters into a joint venture arrangement, his annual base salary shall increase to $83,400.

Pursuant to the terms of the Employment Agreement, dated December 10, 2004, as amended on August 1, 2005 , among Mr. Berkowitz, us, and the Delaware Mazal, Mr. Berkowitz was appointed as the Secretary of the Delaware Mazal for two years commencing January 2, 2005. His base salary is $36,000 per year. As additional compensation, Mr. Berkowitz was issued 1,800,000 shares of our common stock.

Pursuant to the terms of the Employment Agreement dated November 9, 2005, between Mr. Edell and our subsidiary, the Delaware Mazal, Mr. Edell received 75,000 shares of our common stock. In addition, Mr. Edell is entitled to 75,000 shares of our common stock upon our receipt of one million dollars in funding, and another 75,000 shares of our common stock at the end of twelve months of employment with us, as compensation for his services rendered to Delaware Mazal. The base salary is $34,800, to be increased to $42,000 upon our receipt of at least one million dollars in funding.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of July 20, 2006, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 37,975,000 shares of Common Stock which the Company has issued and outstanding. Unless otherwise indicated, the business address of each such person is c/o Mazal Plant Pharmaceuticals, Inc., 43 West 33rd Street, New York, NY 10001.

Officers, Directors and 5% Stockholders	Number of Shares	Beneficial Ownership (%)
Advanced Plant Pharmaceuticals, Inc.	20,000,000(1)*	52.7%
Malcolm Jennings	2,255,444 (6)	5.9%
Sam Berkowitz	1,800,000(2)*	4.7%
Mechael Kanovksy	800,000(3)*	2.1%
Chaim J. Lieberman	2,300,000(4)*	6.1%
David Lieberman	1,800,000(5)*	4.7%
Simcha Edell	75,000 (7)*	0.2%
All directors and executive officers as a group (3 persons)	2,675,000*	7.0%

(1) Pursuant to the Share Exchange Agreement, dated June 6, 2005, among Mazal, Advanced Plant Pharmaceuticals, Inc., and James Wiegand, Advanced Plant Pharmaceuticals, Inc. received a total of 20,000,000 shares of our common stock as consideration for its sale to us of its 7,000,000 shares of Mazal Plant Pharmaceuticals, Inc. The sole director of Advanced Plant Pharmaceuticals, Inc. is David Lieberman.

(2) Mr. Berkowitz received 1,800,000 shares of our common stock pursuant to the Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mr. Berkowitz, Mazal, and our subsidiary, the Delaware Mazal, as compensation for his services rendered to the Delaware Mazal.

(3) Dr. Kanovsky received shares of our common stock pursuant to the Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Dr. Kanovsky, us, and our subsidiary, the Delaware Mazal. Pursuant to such employment agreement, Dr. Kanovsky is employed by the Delaware Mazal and received a total of 600,000 shares of our common stock. On December 19th, 2006, our Board of Directors issued an additional 100,000 shares of our common stock to Dr. Kanovsky as a performance bonus. On January 25th, 2006, our Board of Directors issued an additional 100,000 shares of our common stock to Dr. Kanovsky as a performance bonus in consideration for the acceptance of the IND by the FDA.

(4) Chaim J. Lieberman received 2,300,000 shares of our common stock in consideration for his services rendered to our subsidiary, the Delaware Mazal, pursuant to an Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mr. Lieberman, us, and the Delaware Mazal. Pursuant to such employment agreement, Mr. Lieberman is also entitled to receive 500,000 shares of our common stock each additional time that the Delaware Mazal receives an IND and 100,000 shares of our common stock each time that the Delaware Mazal receives a patent.

(5) David Lieberman received 1,800,000 shares of our common stock in consideration for his services rendered to our subsidiary, the Delaware Mazal, pursuant to an Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mr. Lieberman, us, and the Delaware Mazal.

(6) Malcolm Jennings’s address is 1 Regent Street, London SW1Y4NS UK.

(7) Mr. Edell received 75,000 shares of our common stock in consideration for his services rendered to our subsidiary, the Delaware Mazal, pursuant to an Employment Agreement, dated November 9, 2005. Mr. Edell is entitled to an additional 75,000 shares of our common stock at the end of his first year of employment, as compensation for services rendered to Delaware Mazal. In addition, Mr. Edell is entitled to the issuance of additional 75,000 shares of our common stock upon our receipt of one million dollars in funding.

Item 12. Certain Relationships and Related Transactions.

From January 2005 to May 2005, the Company rented office space in the home of the Company’s then-current President for a total amount of $12,000.

On June 6, 2005, we became contractually obligated to exchange 20,000,000 shares of our common stock for 7,000,000 shares of Delaware Mazal with Advanced Plant Pharmaceuticals, Inc. pursuant to the Share Exchange Agreement, dated June 6, 2005. On July 6, 2005 we issued to Advanced Plant Pharmaceuticals, Inc. 10,500,000 of our common stock and on January 16, 2006 we issued to Advanced Plant Pharmaceuticals, Inc. the remaining amount of 9,500,000 shares of our common stock due pursuant to the Share Exchange Agreement, dated June 6, 2005.

On June 30, 2005, we issued to Malcolm Jennings 3,800,000 shares of our common stock in a private placement at $0.0658 per share realizing $250,000.

In January 2005 Advanced Plant Pharmaceuticals, Inc., our majority shareholder, subleased to us office space of approximately 2,500 square feet located at 43 West 33rd Street, New York, NY 10001 at a monthly rate of $750 pursuant to a one-year sublease. In January 2006, in connection with the monthly office lease assumed from APPI, the Company began charging $750 a month rent to Amazon Biotech, Inc. (“Amazon”). At March 31, 2006, the amount due from Amazon was $2,250. The monthly lease payment is $2,156 which does not include electricity and other managerial services

On January 25, 2006, we issued 100,000 shares of our common stock to Dr. Mechael Kanovsky as a performance bonus. Dr. Kanovsky is also entitled to receive 100,000 shares of our common stock each time that we receive an IND or a patent for one of our products under development.

On August 1, 2005, we authorized the issuance of and issued subsequently thereafter 500,000 shares of our common stock to Chaim J. Lieberman in consideration for his services rendered to our subsidiary, Delaware Mazal, pursuant to an employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mr. Lieberman, us, and Delaware Mazal.

On December 7, 2005 we authorized and on January 5, 2006 we issued to James B. Wiegand 625,000 shares of our common stock of which 500,000 shares were in consideration for the services he rendered to us regarding the merger during his term as our Chief Executive Officer from 2003 to June 6, 2005.

On December 7, 2005, we authorized and on January 5, 2006 we issued to Max Gould 500,000 shares of our common stock in consideration for his participation in the merger.

On December 15, 2005 we issued to Mr. Malcolm Jennings 149,500 shares of our common stock as a penalty for a late registration filing .

On December 19, 2005, we issued 500,000 shares of our common stock to Malcolm Jennings as a penalty for a late registration filing.

On December 19, 2005, Mr. Edell received 75,000 shares of our common stock in consideration for his services rendered to our subsidiary, the Delaware Mazal, pursuant to an Employment Agreement, dated November 9, 2005. Mr. Edell is entitled to an additional 75,000 shares of our common stock at the end of his first year of employment, as compensation for services rendered to Delaware Mazal. In addition, Mr. Edell is entitled to the issuance of additional 75,000 shares of our common stock upon our receipt of one million dollars in funding.

At December 31, 2004, the Company was indebted to Advanced Plant Pharmaceuticals, Inc. for $50,732 for the technology rights as discussed in Note C to the Financial Statements. In 2005, the Company made payments to APPI totaling $60,000 and paid expenses in the amount of $5,749 on behalf of APPI. The Company was also charged rent by APPI in the amount of $9,000. The balance due from APPI amounted to $6,267 at December 31, 2005. During the three months ended March 31, 2006, the Company paid expenses of $2,217 on behalf of APPI resulting in a balance due from APPI of $8,484 at March 31, 2006.

On April 25, 2006, we issued 400,000 shares of our common stock to Malcolm Jennings in consideration for $100,000. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

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

Item 13. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	WHERE FOUND
3.1	Articles of Incorporation	Previously filed with our SB-2/A Registration Statement filed with the SEC on July 10, 2006 and incorporated herein by reference.
3.2	By-Laws	Previously filed with our SB-2/A Registration Statement filed with the SEC on July 10, 2006 and incorporated herein by reference.

10.1	Share Exchange Agreement, dated May 2005, among the Company, Advanced Plant Pharmaceuticals, Inc., and James B. Wiegand	Previously filed with our Current Report on Form 8-K, dated June 6, 2005, filed with the SEC on June 9, 2005 and incorporated herein by reference.
10.2	Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Mechael Kanovsky, the Company, and Delaware Mazal	Previously filed with our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005, filed with the SEC on August 11, 2005 and incorporated herein by reference.
10.3	Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Sam Berkowitz, the Company, and Delaware Mazal	Previously filed with our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005, filed with the SEC on August 11, 2005 and incorporated herein by reference.
10.4	Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among Chaim J. Lieberman, the Company, and Delaware Mazal	Previously filed with our SB-2/A Registration Statement filed with the SEC on July 10,2006 and incorporated herein by reference..
10.5	Employment Agreement, dated December 10, 2004, as amended on August 1, 2005, among David Lieberman, the Company, and Delaware Mazal	Previously filed with our SB-2/A Registration Statement filed with the SEC on July 10,2006 and incorporated herein by reference..
10.6	Subscription Agreement, dated June 30, 2005, between the Company and Malcolm Jennings	Previously filed with our SB-2/A Registration Statement filed with the SEC on July 10,2006 and incorporated herein by reference..
10.7	Subscription Agreement, dated April 11, 2005, between the Company and Leonard Cohen	Previously filed with our SB-2/A Registration Statement filed with the SEC on July 10,2006 and incorporated herein by reference..
10.8	Subscription Agreement, dated April 11, 2005, between the Company and Halcyon SA	Previously filed with our SB-2/A Registration Statement filed with the SEC on July 10,2006 and incorporated herein by reference..
10.9	Letter Agreement, dated May 11, 2005, between Delaware Mazal and Corporate Management Services, Inc.	Previously filed with our Current Report on Form 8-K, dated June 6, 2005, filed with the SEC on June 9, 2005 and incorporated herein by reference.

16.1	Letter on change in certifying accountant	Previously filed with our Current Report on Form 8-K, dated August 12, 2005, filed with the SEC on August 12, 2005 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
31.2	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto
32.2	Section 1350 Certifications	Attached Hereto

Item 14. Principal Accountant and Fees.

Cordovano and Honeck LLP served as our independent registered public accounting firm for fiscal year 2004 and Meyler & Company LLC served as our independent registered public accounting firm for fiscal year 2005. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2004 and 2005 fiscal years.

	2005	2004
Audit and related fees	35,000	20,000
Tax fees
All other fees
Total	35,000	20,000

Pre-Approval Policy for Audit and Non-Audit Services

          The Company did not utilize any services other than audit and tax services in fiscal year 2005 and 2004. It is the policy of the Company’s Board of Directors to pre-approve the retention of the auditors and their services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAZAL PLANT PHARMACEUTICALS, INC
Dated: August 24, 2006
By: /s/ Mechael Kanovsky
Name: Mechael Kanovsky
Title: Chief Executive Officer and Director

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004

CONTENTS

Report of Independent Registered Public Accounting Firm	Page F 1

Balance Sheets	F 2

Statements of Operations	F 3

Statements of Cash Flows	F 4

Statements of Stockholders’ Deficit	F 5

Notes to Financial Statements	F 6

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Mazal Plant Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Mazal Plant Pharmaceuticals, Inc. (formerly AKID Corporation) (a development stage corporation) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2005 and the period May 18, 2004 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and the period May 18, 2004 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has negative working capital of $135,267, an accumulated deficit of $4,365,110, and there are existing uncertain conditions which the company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Note E regarding significant related party stock transactions for services rendered to the Company and stock issued in 2005 and 2004.

/s/ Meyler & Company, LLC

Middletown, NJ
June 8, 2006

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

BALANCE SHEETS

ASSETS
	December 31,
	2005	2004

CURRENT ASSETS
Cash	$11,487
Prepaid salaries - officers	31,550
Total Current Assets	43,037

OTHER ASSETS
Technology rights	50,700	$50,700
Due from affiliated companies	6,267
Total Other Assets	56,967	50,700
Total Assets	$100,004	$50,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$57,086
Accrued expenses	41,200	$633
Accrued salaries – officers	30,018	12,100
Loan payable - stockholder	50,000
Deposits to acquire stock
Due to Advanced Plant Pharmaceuticals, Inc.		50,732
Total Current Liabilities	178,304	63,465

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value; authorized
1,000,000 shares; none issued and outstanding
Common stock authorized 100,000,000 shares;
no par value; issued and outstanding
37,280,500 and 27,410,000 shares at
December 31, 2005 and 2004, respectively	4,286,810	2,673
Accumulated deficit	(4,365,110)	(15,438)
Total Stockholders’ Deficit	(78,300)	(12,765)
Total Liabilities and Stockholders’ Deficit	$100,004	$50,700

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF OPERATIONS

		For the Period	For the Period
		May 18, 2004	May 18, 2004
	For the	(Inception)	(Inception)
	Year Ended	to	to
	December 31,	December 31,	December 31,
	2005	2004	2005
			(Unaudited)
COSTS AND EXPENSES
Compensation - officers	$318,810	$13,466	$332,276
General and administrative expenses	4,030,862	312	4,031,174
Total Costs and Expenses	4,349,672	13,778	4,363,450
NET LOSS	$(4,349,672)	$(13,778)	$(4,363,450)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.14)	$(0.01)	$(0.14)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	30,866,730	27,410,000	30,866,730

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF CASH FLOWS

		For the Period	For the Period
		May 18, 2004	May 18, 2004
	For the	(Inception)	(Inception)
	Year Ended	to	to
	December 31,	December 31,	December 31,
	2005	2004	2005
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,349,672)	$(13,778)	$(4,363,450)
Adjustments to reconcile net loss to cash flows used
in operating activities:
Stock based compensation	3,732,137	312	3,732,449
Changes in operating assets and liabilities:
Decrease (increase) in prepaid salaries - officers	(31,550)		(31,550)
Increase in due from affiliated companies	(6,267)		(6,267)
Increase in accounts payable	57,086		57,086
Increase in accrued expenses	40,567	633	41,200
Increase in accrued salaries - officers	17,918	12,100	30,018
Net Cash Used in Operating Activities	(539,781)	(733)	(540,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Advanced Plant Pharmaceuticals, Inc.		733	733
Payments on due to Advanced Plant Pharmaceuticals, Inc.	(50,732)		(50,732)
Proceeds from loan payable - stockholder	50,000		50,000
Proceeds from issuance of common stock	552,000		552,000
Net Cash provided by Financing Activities	551,268	733	552,001

INCREASE IN CASH	11,487		11,487
CASH, BEGINNING OF PERIOD
CASH, END OF PERIOD	$11,487	$	$11,487

SUPPLEMENTAL CASH FLOW INFORMATION:
Amount due to Advanced Plant Pharmaceutical, Inc.
for technology rights		$50,000	$50,000
Issuance of common stock for technology rights		$700	$700
Issuance of common stock as compensation	$3,732,137	$312	$3,732,449

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Period May 18, 2004 (Inception) to December 31, 2005

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Mazal Plant Pharmaceutical, Inc.	10,130,000	$1,013			$1,013
Total Mazal Plant Pharmaceutical,
Inc. prior to reverse merger	10,130,000	1,013			1,013
Reverse Merger
Merger with AKID Corporation
Cancellation of Mazal Plant
Pharmaceutical, Inc. common
stock	(10,130,000)	(1,013)	$1,013
Equity of AKID Corporation	1,230,000	2,673	25,840	$(28,513)
Issuance of 20,000,000 shares
in exchange for 7,000,000 shares
of Mazal	20,000,000
Issuance of 6,180,000 shares in
exchange for 3,130,000 shares
of Mazal	6,180,000
Capitalization of AKID net loss			(26,853)	26,853
Net loss for the period May 18, 2004
(inception) to December 31, 2004				(13,778)	(13,778)
Balance, December 31, 2004	27,410,000	2,673		(15,438)	(12,765)

Common stock issued January 2005
for services at $0.0001	156,000	16			16
Common stock issued March 2005
for services at $0.0001	100,000	10			10
Common stock issued April 6, 2005
for cash at $0.20	100,000	20,000			20,000
Common stock issued April 19, 2005
for services at $0.20	120,000	24,000			24,000
Common stock issued June 6, 2005
for services at $0.0658	600,000	39,480			39,480
Common stock issued June 30, 2005
for cash at $0.0658	3,800,000	250,000			250,000
Common stock issued August 1, 2005
for services at $0.0658	500,000	32,900			32,900
Common stock issued August 1, 2005
for cash at $0.417	120,000	50,000			50,000
Common stock issued September 26,
2005 for services at $0.417	200,000	83,400			83,400

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENT OF STOCKHOLDERS’ DEFICIT (CONTINUED)
For the Period May 18, 2004 (Inception) to December 31, 2005

				Additional		Total
	Common Stock			Paid in	Accumulated	Stockholders’
	Shares	Amount		Capital	Deficit	Deficit

Common stock issued September 26,
2005 for services at $0.417	200,000	83,400				83,400
Common stock issued September 26,
2005 for services at $0.417	50,000	20,850				20,850
Common stock issued October 31,
2005 for cash at $0.40	1,200,000	300,000				300,000
Costs incurred in private placement		(118,000)				(118,000)
Fair market value of 1,000,000
options issued with common stock
subscription		569,656				569,656
Common stock issued November 15,
2005 for services at $1.03	800,000	824,000				824,000
Common stock issued December 7,
2005 for services at $1.25	1,000,000	1,250,000				1,250,000
Common stock issued December 13,
2005 for cash at $0.40	200,000	50,000				50,000
Common stock issued December 15,
2005 for late registration filing at
$1.15	149,500	171,925				171,925
Common stock issued December 19,
2005 for services at $1.10	75,000	82,500				82,500
Common stock issued December 19,
2005 for late registration filing
at $1.10	500,000	550,000				550,000
Net loss for the year ended
December 31, 2005					(4,349,672)	(4,349,672)
Balance, December 31, 2005	37,280,500	$4,286,810	$		$(4,365,110)	$(78,300)

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A -	NATURE OF BUSINESS

Mazal Plant Pharmaceuticals, Inc. (the “Company”) has the technology rights to develop, manufacture and distribute three products, specifically, plant based compositions designed to treat elevated cholesterol, leukemia and Alzheimer’s disease.

Reverse Merger

On June 6, 2005, AKID Corporation (“AKID”) entered into a stock exchange agreement with Advanced Plant Pharmaceuticals, Inc. (“APPI”) to acquire 7,000,000 shares of Mazal’s common stock in exchange for 20,000,000 shares of AKID common stock. AKID also acquired 3,130,000 shares of Mazal’s outstanding shares in exchange for 6,180,000 shares of its common stock. In connection with the merger, Mazal became a wholly owned subsidiary of AKID. Prior to the merger, AKID was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Mazal Plant Pharmaceutical, Inc. into a non-operating public shell corporation with nominal net assets is considered a capital transaction. At the time of the merger, the officers and directors of AKID resigned and were replaced with the officers and directors of Mazal. For Financial Statements presentation, the merger has been reflected in the Financial Statements as though it occurred on December 31, 2004. The historical statements prior to December 31, 2004 are those of Mazal Plant Pharmaceutical, Inc. Since the merger is a recapitalization and not a business combination, pro forma information is not presented. AKID subsequently filed a name change to Mazal Plant Pharmaceuticals, Inc.

Going Concern Uncertainty and Management’s Plans

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $135,267, resulting in negative working capital and an accumulated deficit of $4,635,110. The Company had no revenues for the year ended December 31, 2005 and had costs and expenses totaling $4,349,672. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE B -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There are no cash equivalents at December 31, 2005 and 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

Income Taxes

The Company follows Financial Accounting Standards No. 109 (SFAS No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTEB-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-monetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.” APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Accounting for Stock-Based Compensation.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006. Although we will continue to evaluate the application of SFAS No. 154, management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.

NOTE C -	TECHNOLOGY RIGHTS

The technology rights include the rights to develop, manufacture, and distribute plant based compositions designed to treat elevated cholesterol, leukemia, and Alzheimer’s disease. The Company acquired these rights from Advanced Plant Pharmaceuticals, Inc. (hereafter referred to as “APPI”) for stock and a note payable aggregating $50,700. APPI is deemed to be an affiliate of the Company.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE D -	RELATED PARTY TRANSACTIONS

At December 31, 2004, the Company was indebted to Advanced Plant Pharmaceuticals, Inc. for $50,732 for the technology rights as discussed in Note C to the Financial Statements. In 2005, the Company made payments to APPI totaling $60,000 and paid expenses in the amount of $5,749 on behalf of APPI. The Company was also charged rent by APPI in the amount of $9,000. (See Note I) The balance due from APPI amounted to $6,267 at December 31, 2005.

NOTE E -	STOCKHOLDERS’ DEFICIT

As discussed in the Reverse Merger (see Note A to the Financial Statements), the exchange of Mazal shares for AKID, caused the Company to exceed its authorized shares. The accompanying Financial Statements have been prepared as though they were issued at December 31, 2004.

On October 31, 2005, the Company amended its Articles of Incorporation to increase the total authorized shares of stock to 101,000,000 consisting of 100,000,000 shares of no par value common stock and 1,000,000 shares of no par value preferred stock.

In October 2005, the Company authorized the 2005 Stock Compensation Plan whereby 1,000,000 shares of common stock were reserved for awards to employees, officers, directors, consultants and other individuals providing services to the Company and its affiliates.

Issuance of common stock

In January 2005, the Company issued 50,000 shares of its common stock to an employee at $0.0001 per share. The aggregate remuneration of $5 has been treated as stock based compensation and expensed in the current year.

In January 2005, the Company issued 106,000 shares of its common stock to a consultant at $0.0001 per share. The aggregate remuneration of $11 has been treated as stock based compensation and expensed in the current year.

In March 2005, the Company issued 100,000 shares of its common stock to its President at $0.0001 per share. The aggregate remuneration of $10 has been treated as stock based compensation and expensed in the current year.

In connection with a private placement on April 6, 2005, the Company issued 100,000 shares of its common stock at $0.20 per share realizing $20,000.

On April 19, 2005, the Company issued 120,000 shares of its common stock to a consultant at $0.20 per share. The aggregate remuneration of $24,000 has been treated as stock based compensation and expensed in the current year.

On June 6, 2005, the Company issued 600,000 shares of its common stock to a consultant at $0.0658 per share. The aggregate remuneration of $39,480 has been treated as stock based compensation and expensed in the current year.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE E -	STOCKHOLDERS’ EQUITY (CONTINUED)

Issuance of common stock (Continued)

In connection with a private placement on June 30, 2005, the Company issued 3,800,000 shares of its common stock at $0.0658 per share realizing $250,000.

On August 1, 2005, the Company issued 500,000 shares of its common stock to an employee and major stockholder and founder of the Company at $0.0658 per share. The aggregate remuneration of $32,900 has been treated as stock based compensation and expensed in the current year.

In connection with a private placement on August 1, 2005, the Company issued 120,000 shares of its common stock at $0.417 per share realizing $50,000.

In September, 2005, the Company issued 450,000 shares of its common stock to consultants at $0.417 per share. The aggregate remuneration of $187,650 has been treated as stock based compensation and expensed in the current year.

In connection with a private placement on October 31, 2005, the Company issued 1,200,000 shares of its common stock at $0.40 per share realizing $182,200 after deducting costs amounting to $118,000 incurred in connection with the private placement. The Company also issued options to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share and are exercisable for three years. Stock based compensation of $569,656 has been recorded on the issuance of the options and expensed in the current year.

On November 15, 2005, the Company issued 800,000 shares of its common stock to a consultant at $1.03 per share. The aggregate remuneration of $824,000 has been treated as stock based compensation and expensed in the current year.

On December 7, 2005, the Company issued 1,000,000 shares of its common stock to its former officers for consulting services at $1.25 per share. The aggregate remuneration of $1,250,000 has been treated as stock based compensation and expensed in the current year.

In connection with a private placement on December 13, 2005, the Company issued 200,000 shares of its common stock at $0.40 per share realizing $50,000.

On December 15, 2005, the Company issued 149,500 shares of its common stock to a consultant at $1.15 per share. The aggregate remuneration of $171,925 has been treated as stock based compensation and expensed in the current year.

On December 19, 2005, the Company issued 75,000 shares of its common stock to its Chief Financial Officer at $1.10 per share. The aggregate remuneration of $82,500 has been treated as stock based compensation and expensed in the current year.

On December 19, 2005, the Company issued 500,000 shares of its common stock to a consultant at $1.10 per share. The aggregate remuneration of $550,000 has been treated as stock based compensation and expensed in the current year.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE F -	STOCK OPTIONS

The following table summarizes transactions in stock options through December 31, 2005:

		Weighted		Weighted
		Average		Average
		Exercise	Options	Exercise
	Options	Price	Exercisable	Price
Granted
Exercised
Cancelled
Balance at December 31, 2004

Granted	1,000,000	$0.50	1,000,000	$0.50
Exercised
Cancelled
Balance at December 31, 2005	1,000,000	$0.50	1,000,000	$0.50

As of December 31, 2005, there were 1,000,000 common stock options outstanding with a weighted average remaining life of 2.83 years and a weighted average price of $0.50.

Assumptions used to value stock options issued by the Company are as follows:

	For the Years Ended
	December 31,
	2005	2004
Annual dividend	No	N/A
Volatility	10%	N/A
Risk free interest rate	5%	N/A
Expected life-years	3	N/A

During the year ended December 31, 2005, $569,656 of expense was recorded on the issuance of stock options.

NOTE G -	LOAN PAYABLE - STOCKHOLDER

The loan payable - stockholder represents a loan for working capital. The loan is non-interest bearing and has no stated terms of repayment. The balance at December 31, 2005 and 2004 amount to $50,000 and $0, respectively.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE H -	COMMITMENTS AND CONTINGENCIES

Employment Agreements

Between December 2004, as amended in August 2005, and November 2005, the Company entered into six different employment contracts expiring between July 2006 and December 2006. The contracts call for salaries ranging from $1,100 to $5,500 per month. Two of the contracts call for issuances of stock for the achievement of certain milestones.

Rent

In January 2005, the Company commenced sub-leasing its corporate office space in New York, on a month to month basis, from APPI for $750 per month.

Mazal maintains additional office space in Jerusalem, Israel on a month to month basis at a monthly rent of $2,265 and a percentage of municipal taxes.

From January 2005 to May 2005, the Company rented office space in the home of the Company’s President for a total amount of $12,000.

Net rent expense for the year ended December 31, 2005 and for the period May 18, 2004 (Inception) to December 31, 2005 amounted to $30,500. There was no rent expense for the period May 18, 2004 (inception) to December 31, 2004.

NOTE I -	JOINT VENTURE AGREEMENT

On November 17, 2005, the Company executed a Letter of Intent to enter into a possible joint venture with Punzi Medical Center (“PMC”) in connection with the Company’s efforts to obtain approval of MAHDL, a pharmaceutical drug currently under development by the Company, from the United States Food and Drug Administration (“FDA”). The purpose of the joint venture is to conduct Phase II and Phase III human clinical trials of MAHDL and obtain the FDA’s approval. Subject to the terms and conditions of the agreement, PMC will (a) fund all costs and expenses incurred in connection with the clinical trials, (b) make its facilities available for the conduct of the clinical trials, and (c) provide consulting services to the Company with respect to the conduct of the clinical trials and their approval by the FDA. In consideration for the obligations of PMC, the Company will pay royalties equal to an agreed upon percentage of the net revenues generated by any sales of MAHDL to PMC during an agreed upon time period following the FDA’s final approval.

NOTE J -	SUBSEQUENT EVENT

Issuance of common stock

On January 24, 2006, the Company issued 200,000 shares of its common stock to a consultant at $1.08 per share. The aggregate remuneration of $216,000 will be treated as stock based compensation and expensed in the first quarter of 2006.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE J -	SUBSEQUENT EVENT (CONTINUED)

Issuance of common stock (Continued)

On January 25 2006, the Company issued 100,000 shares of its common stock to its President at $1.08 per share. The aggregate remuneration of $108,000 will be treated as stock based compensation and expensed in the first quarter of 2006.

In connection with a private placement on April 25, 2006, the Company issued 400,000 shares of its common stock at $0.25 per share realizing $100,000.

Deposit to acquire common stock

In March 2006, the Company received a $50,000 deposit to acquire 200,000 shares of its common stock at $0.25 per share for which there is no written agreement.

Rent

In January 2006, the Company assumed making payments, from APPI, on its corporate office space in New York. The monthly lease payment is $2,156 plus $25 a month for garbage disposal and 35% of the floor’s electricity cost.

NOTE K -	RECLASSIFICATIONS

Certain amounts in 2004 financial statements have been reclassified to conform to the classifications used in 2005.