Form 10QSB
period 2006-03-31
Mazal Plant Pharmaceuticals, Inc
filed 2006-08-24
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited financial statements of Mazal Plant Pharmaceutical, Inc. (the “Company” or “Mazal”) for the first quarter ended March 31, 2006 have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the financial statements of the Company for the first quarter ended March 31, 2006 be read in conjunction with the year-end financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results of the Company for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006 or for any other period.

The financial statements are set forth immediately following the signature page.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

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

Since such change in control, we have been engaging in the development, manufacture, and distribution of plant-based pharmaceutical drugs for the treatment of various human illnesses through our subsidiary. Our only product currently under development is MAHDL-01, a plant based drug whose purpose is the reduction of levels of cholesterol in the bloodstream and the prevention of cardiovascular diseases associated with high cholesterol levels.

Plan of Operation

For the three months ended March 31, 2006, we had no operating revenues. Total expenses during such period were $510,344. Such expenses consisted primarily of stock-based compensation, salaries and professional fees. Going forward, we intend to engage in the development and sale of MAHDL-01 and other plant-based pharmaceutical drugs through our subsidiary, the Delaware Mazal.

Over the next twelve months, we intend to commence with Phase I/II studies when we raise the full amount of funds needed to do the study. The trial itself should take about one year to complete with enrolment taking about 3 months, the trial itself taking 6 months, and analysis of the data and generation of a report an additional 3 months. The funding sources for the trial will be partially from investors.

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

On July 31, 2006, we entered into an Interim Letter of Agreement with Dr. Veronica Motiram for a Phase I/II, double-blind, placebo and active controlled, randomized, parallel-group study to evaluate the safety and efficacy of MAHDL-01 alone and as an adjunct to statin therapy, versus placebo or statin therapy alone, in increasing HDL in subjects with hypoalphalipoproteinemia. The studies shall be conducted at the Neuro Psychiatric Center of the Palm Beaches, Boynton Beach, FLA. The agreement calls for a minimum number of subjects of ten and a maximum of four hundred. Dr. Veronica Motiram will receive $2,500 per subject who completes the study, where fifty percent (50%) will be paid in cash and the remaining fifty percent (50%) will be paid in shares of the Company's common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2006, the Company issued to Yosef Tzairi 200,000 shares of its common stock, as consideration for his consulting services to the Company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On January 25, 2006, the Company issued to Mechael Kanovsky 100,000 shares of its common stock, as consideration for his consulting services to the Company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications of Chief Executive Officer	Attached Hereto
31.2 32.1 32.2	Rule 13a-14(a)/15d14(a) Certifications of Chief Financial Officer Section 1350 Certifications Section 1350 Certifications	Attached Hereto Attached Hereto Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAZAL PLANT PHARMACEUTICALS, INC.

Dated: August 24, 2006	By:	/s/ Mechael Kanovsky
	Name:	Mechael Kanovsky
	Title:	Chief Executive Officer

ITEM 1 FINANCIAL STATEMENTS
MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,425	$11,487
Prepaid offering costs	5,000
Prepaid salaries - officers	24,850	31,550
Total Current Assets	55,275	43,037

OTHER ASSETS
Technology rights	50,700	50,700
Due from affiliated companies	10,734	6,267
Total Other Assets	61,434	56,967
Total Assets	$116,709	$100,004

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$60,453	$57,086
Accrued expenses	81,382	41,200
Accrued salaries - officers	39,518	30,018
Deposits to acquire common stock	150,000
Loan payable - stockholder	50,000	50,000
Total Current Liabilities	381,353	178,304

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value; authorized
1,000,000 shares; none issued and outstanding
Common stock authorized 100,000,000 shares;
no par value; 37,580,500 and 37,280,500
shares issued and outstanding at March 31, 2006
and December 31, 2005, respectively	4,610,810	4,286,810
Accumulated deficit	(4,875,454)	(4,365,110)
Total Stockholders’ Deficit	(264,644)	(78,300)
Total Liabilities and Stockholders’ Deficit	$116,709	$100,004

See accompanying notes to financial statements.

F 1

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF OPERATIONS (UNAUDITED)

			For the Period
	For the Three	For the Three	May 18, 2004
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006
COSTS AND EXPENSES
Compensation - officers	$164,700	$42,010	$496,976
General and administrative expenses	345,644	8,966	4,376,818
Total Costs and Expenses	510,344	50,976	4,873,794

NET LOSS	$(510,344)	$(50,976)	$(4,873,794)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.01)	$(0.01)	$(0.15)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	37,502,722	27,584,889	32,179,344

See accompanying notes to financial statements.

F 2

MAZAL PLANT PHARMACEUTICALS, INC.
 (Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
	For the Three	For the Three	May 18, 2004
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(510,344)	$(50,976)	$(4,873,794)
Adjustments to reconcile net loss to cash flows
used in operating activities:
Stock based compensation	324,000	26	4,056,449
Changes in operating assets and liabilities:
Increase in prepaid offering costs	(5,000)		(5,000)
Decrease (increase) in prepaid salaries - officers	6,700		(24,850)
Increase in due from affiliated companies	(4,467)		(10,734)
Increase in accounts payable	3,367		60,453
Increase in accrued expenses	40,182	8,800	81,382
Increase in accrued salaries - officers	9,500	40,000	39,518
Net Cash Used in Operating Activities	(136,062)	(2,150)	(676,576)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Advanced Plant Pharmaceuticals, Inc.		2,250	733
Payments on due to Advanced Plant Pharmaceuticals, Inc.			(50,732)
Proceeds from loan payable - stockholder			50,000
Proceeds from deposits to acquire common stock	150,000		150,000
Proceeds from issuance of common stock			552,000
Net Cash Provided by Financing Activities	150,000	2,250	702,001
INCREASE IN CASH	13,938	100	25,425
CASH, BEGINNING OF PERIOD	11,487

CASH, END OF PERIOD	$25,425	$100	$25,425

SUPPLEMENTAL CASH FLOW INFORMATION:

Amount due to Advanced Plant Pharmaceuticals, Inc.
For technology rights	$		$	$	$50,000

Issuance of common stock for technology rights	$		$	$	$700

Issuance of common stock as compensation		$324 000		$26	$4,056,449

See accompanying notes to financial statements.

F 3

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Period May 18, 2004 (Inception) to March 31, 2006

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Mazal Plant Pharmaceutical, Inc.	10,130,000	$1,013			$1,013
Total Mazal Plant Pharmaceutical,
Inc. prior to reverse merger	10,130,000	1,013			1,013
Reverse Merger
Merger with AKID Corporation
Cancellation of Mazal Plant
Pharmaceutical, Inc. common
stock	(10,130,000)	(1,013)	$1,013
Equity of AKID Corporation	1,230,000	2,673	25,840	$(28,513)
Issuance of 20,000,000 shares
in exchange for 7,000,000 shares
of Mazal	20,000,000
Issuance of 6,180,000 shares in
exchange for 3,130,000 shares
of Mazal	6,180,000
Capitalization of AKID net loss			(26,853)	26,853
Net loss for the period May 18, 2004
(Inception) to December 31, 2004				(13,778)	(13,778)
Balance, December 31, 2004	27,410,000	2,673		(15,438)	(12,765)

Common stock issued January
2005 for services at $0.0001	156,000	16			16
Common stock issued March
2005 for services at $0.0001	100,000	10			10
Common stock issued April 6,
2005 for cash at $0.20	100,000	20,000			20,000
Common stock issued April 19,
2005 for services at $0.0658	120,000	24,000			24,000
Common stock issued June 6,
2005 for services at $0.0658	600,000	39,480			39,480
Common stock issued June 30,
2005 for cash at $0.0658	3,800,000	250,000			250,000
Common stock issued August 1,
2005 for services at $0.0658	500,000	32,900			32,900
Common stock issued August 1,
2005 for cash at $0.417	120,000	50,000			50,000
Common stock issued September 26,
2005 for services at $0.417	200,000	83,400			83,400
Common stock issued September 26,
2005 for services at $0.417	200,000	83,400			83,400

See accompanying notes to financial statements.

F 4

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Period May 18, 2004 (Inception) to March 31, 2006)

				Additional		Total
	Common Stock			Paid in	Accumulated	Stockholders’
	Shares	Amount		Capital	Deficit	Deficit
Common stock issued September 26,
2005 for services at $0.417	50,000	20,850				20,850
Common stock issued October 31,
2005 for cash at $0.40	1,200,000	300,000				300,000
Costs incurred in private placement		(118,000)				(118,000)
Fair market value of 1,000,000
options issued with common
stock subscription		569,656				569,656
Common stock issued November 15,
2005 for services at $1.03	800,000	824,000				824,000
Common stock issued December 7,
2005 for services at $1.25	1,000,000	1,250,000				1,250,000
Common stock issued December 13,
2005 for cash at $0.40	200,000	50,000				50,000
Common stock issued December 15,
2005 for late registration filing
at $1.15	149,500	171,925				171,925
Common stock issued December 19,
2005 for services at $1.10	75,000	82,500				82,500
Common stock issued December 19,
2005 for late registration filing
at $1.10	500,000	550,000				550,000
Net loss for the year ended
December 31, 2005					(4,349,672)	(4,349,672)
Balance, December 31, 2005	37,280,500	4,286,810			(4,365,110)	(78,300)

Common stock issued January 24,
2006 for services at $1.08	200,000	216,000				216,000
Common stock issued January 25,
2006 for services at $1.08	100,000	108,000				108,000
Net loss for the three months ended
March 31, 2006					(510,344)	(510,344)
Balance, March 31, 2006	37,580,500	$4,610,810	$		$(4,875,454)	$(264,644)

See accompanying notes to financial statements.

F 5

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2006 are not indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10KSB for the year ended December 31, 2005.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $4,875,454 since inception and has a negative working capital of $326,078 at March 31, 2006. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, the company paid expenses of $2,217 on behalf of Advanced Plant Pharmaceuticals, Inc., (“APPI”) a major stockholder of the Company, resulting in a balance due from APPI of $8,484 at March 31, 2006.

In January 2006, in connection with the monthly office lease for its corporate office space in New York, assumed from APPI, the Company commenced charging $750 a month rent to Amazon Biotech, Inc., (“Amazon”) an affiliated company. At March 31, 2006, the amount due from Amazon was $2,250.

NOTE D - DEPOSITS TO ACQUIRE COMMON STOCK

The deposits to acquire common stock at March 31, 2006, amounting to $150,000 represents cash received pursuant to a Securities Purchase Agreement for 200,000 shares of common stock at $0.25 per share and an additional 400,000 shares of common stock at $0.25 per share for which there is no written agreement. The deposits are non-interest bearing.

F 6

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE E - STOCKHOLDERS’ EQUITY

On January 24, 2006, the Company issued 200,000 shares of its common stock to a consultant for services rendered. The shares were valued at $1.08 per share. Accordingly, stock based compensation in the amount of $216,000 was recorded.

On January 25, 2006, the Company issued 100,000 shares of its common stock to its President at $1.08 per share. Accordingly, stock based compensation in the amount of $108,000 was recorded.

NOTE F - SUBSEQUENT EVENTS

In connection with a private placement on April 25, 2006, the Company issued 400,000 shares of its common stock at $0.25 per share realizing $100,000.

F 7