Form 10QSB
period 2006-06-30
Mazal Plant Pharmaceuticals, Inc
filed 2006-08-29
CIK 1094890

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

The Company has 37,975,000 shares of common stock outstanding as of August 1, 2006.

Transitional Small Business Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

The accompanying unaudited financial statements of Mazal Plant Pharmaceutical, Inc. (the “Company” or “Mazal”) for the second quarter ended June 30, 2006 have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the unaudited financial statements of the Company for the second quarter ended June 30, 2006 be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results of the Company for the six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006 or for any other period.

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

Plan of Operation

For the six months ended June 30, 2006, we had no operating revenues. Total expenses during such period were $620,279 compared to 218,387 for the year ended June 30, 2005. Expenses for the three months ended June 30, 2006 were 109,935 compare to 167,411 for the same period ended June 30, 2005. Such expenses consisted primarily of stock-based compensation, salaries and professional fees. Going forward, we intend to engage in the development and sale of MAHDL-01 and other plant-based pharmaceutical drugs through our subsidiary, the Delaware Mazal.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

No legal proceedings are pending against the Company or any of our officers or directors, and we have no knowledge that any such proceedings are threatened.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 2006, the Company authorized the issuance of 200,000 shares of its common stock to Malcolm Jennings, at $0.25 per share pursuant to a private placement. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission

On April 11, 2006, the Company authorized the issuance of 400,000 shares of its common stock to Malcolm Jennings at $0.25 per share pursuant to a private placement. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit No.	Description	Where Found

31.1	Rule 13a-14(a)/15d14(a) Certifications of Chief Executive Officer	Attached Hereto

31.2	Rule 13a-14(a)/15d14(a) Certifications of Chief Financial Officer	Attached Hereto

32.1	Section 1350 Certifications	Attached Hereto

32.2	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAZAL PLANT PHARMACEUTICALS, INC.

Dated: August 28, 2006	By:	/s/ Mechael Kanovsky
Name: Mechael Kanovsky
Title: Chief Executive Officer

ITEM 1 FINANCIAL STATEMENTS

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,282	$11,487
Prepaid salaries - stockholders	9,882	31,550
Total Current Assets	13,164	43,037
OTHER ASSETS
Technology rights	50,700	50,700
Due from affiliated companies	12,984	6,267
Total Other Assets	63,684	56,967
Total Assets	$76,848	$100,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$46,554	$57,086
Accrued expenses	95,973	41,200
Accrued salaries - stockholders	46,400	30,018
Deposits to acquire common stock	67,500
Loan payable - stockholder	50,000	50,000
Total Current Liabilities	306,427	178,304
STOCKHOLDERS' DEFICIT
Preferred stock, no par value; authorized
1,000,000 shares; none issued and outstanding
Common stock authorized 100,000,000 shares; no par value; 38,180,500 and
37,280,500 shares issued and outstanding at June 30, 2006
and December 31, 2005, respectively	4,755,810	4,286,810
Accumulated deficit	(4,985,389)	(4,365,110)
Total Stockholders' Deficit	(229,579)	(78,300)
Total Liabilities and Stockholders' Deficit	$76,848	$100,004

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Inception (October 10, 2002) to
	2006	2005	2006	2005	June 30, 2006
		(Restated)		(Restated)
COSTS AND EXPENSES
Compensation - stockholders	$56,700	$65,205	$221,400	$107,215	$553,676
General and administrative expenses	53,235	102,206	398,879	111,172	4,430,053

Total Costs and Expenses	109,935	167,411	620,279	218,387	4,983,729

NET LOSS	$(109,935)	$(167,411)	$(620,279)	$(218,387)	$(4,983,729)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	38,136,544	28,063,363	37,879,948	27,825,448	33,191,625

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period May 18, 2004 (Inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(620,279)	$(218,387)	$(4,983,729)
Adjustments to reconcile net loss to cash flows
used in operating activities:
Stock based compensation	324,000	5,855	4,056,449
Changes in operating assets and liabilities:
Decrease (increase) in prepaid salaries -
stockholders	21,668	(13,200)	(9,882)
Increase in due from affiliated companies	(6,717)	--	(12,984)
(Decrease) increase in accounts payable	(10,532)	634	46,554
Increase in accrued expenses	54,773	25,069	95,973
Increase in accrued salaries - stockholders	16,382	4,600	46,400
Net Cash Used in Operating Activities	(220,705)	(195,429)	(761,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Advanced Plant Pharmaceuticals, Inc.	--	--	733
Payments on due to Advanced Plant Pharmaceuticals, Inc.	--	(34,422)	(50,732)
Proceeds from loan payable - stockholder	--	50,000	50,000
Proceeds from deposits to acquire stock	67,500	--	67,500
Proceeds from issuance of common stock	150,000	270,000	820,000
Costs paid in private placement of common stock	(5,000)	--	(123,000)
Net Cash Provided by Financing Activities	212,500	285,578	764,501

(DECREASE) INCREASE IN CASH	(8,205)	90,149	3,282
CASH, BEGINNING OF PERIOD	11,487	--	--

CASH, END OF PERIOD	$3,282	$90,149	$3,282

SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Amount due to Advanced Plant Pharmaceuticals, Inc.
for technology rights	$--	$--	$50,000

Issuance of common stock for technology rights	$--	$--	$700

Issuance of common stock as compensation	$324,000	$5,855	$4,056,449

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Period May 18, 2004 (Inception) to June 30, 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Mazal Plant Pharmaceuticals, Inc.	10,130,000	$1,013	--	--	$1,013
Total Mazal Plant Pharmaceuticals,
Inc. prior to reverse merger	10,130,000	1,013	--	--	1,013
Reverse Merger
Merger with AKID Corporation
Cancellation of Mazal Plant
Pharmaceuticals, Inc. common
stock	(10,130,000)	(1,013)	$1,013	--	--
Equity of AKID Corporation	1,230,000	2,673	25,840	$(28,513)	--
Issuance of 20,000,000 shares
in exchange for 7,000,000 shares
of Mazal	20,000,000	--	--	--	--
Issuance of 6,180,000 shares in
exchange for 3,130,000 shares
of Mazal	6,180,000	--	--	--	--
Capitalization of AKID net loss	--	--	(26,853)	26,853	--
Net loss for the period April 1
(Inception) to December 31, 2004	--	--	--	(13,778)	(13,778)
Balance, December 31, 2004	27,410,000	2,673	--	(15,438)	(12,765)

Common stock issued January
2005 for services at $0.0001	156,000	16	--	--	16
Common stock issued March
2005 for services at $0.0001	100,000	10	--	--	10
Common stock issued April 6,
2005 for cash at $0.20	100,000	20,000	--	--	20,000
Common stock issued April 19,
2005 for services at $0.0658	120,000	24,000	--	--	24,000
Common stock issued June 6,
2005 for services at $0.0658	600,000	39,480	--	--	39,480
Common stock issued June 30,
2005 for cash at $0.0658	3,800,000	250,000	--	--	250,000
Common stock issued August 1,
2005 for services at $0.0658	500,000	32,900	--	--	32,900
Common stock issued August 1,
2005 for cash at $0.417	120,000	50,000	--	--	50,000
Common stock issued September 26,
2005 for services at $0.417	200,000	83,400	--	--	83,400
Common stock issued September 26,
2005 for services at $0.417	200,000	83,400	--	--	83,400

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period May 18, 2004 (Inception) to June 30, 2006

Common Stock
Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Common stock issued September 26,
2005 for services at $0.417	50,000	$20,850	--	--	$20,850
Common stock issued October 31,
2005 for cash at $0.40	1,200,000	300,000	--	--	300,000
Costs incurred in private placement	--	(118,000)	--	--	(118,000)
Fair market value of 1,000,000
options issued with common
stock subscription	--	569,656	--	--	569,656
Common stock issued November 15,
2005 for services at $1.03	800,000	824,000	--	--	824,000
Common stock issued December 7,
2005 for services at $1.25	1,000,000	1,250,000	--	--	1,250,000
Common stock issued December 13,
2005 for cash at $0.40	200,000	50,000	--	--	50,000
Common stock issued December 15,
2005 for late registration filing
at $1.15	149,500	171,925	--	--	171,925
Common stock issued December 19,
2005 for services at $1.10	75,000	82,500	--	--	82,500
Common stock issued December 19,
2005 for late registration filing
at $1.10	500,000	550,000	--	--	550,000
Net loss for the year ended
December 31, 2005	--	--	--	$(4,349,672)	(4,349,672)
Balance, December 31, 2005	37,280,500	4,286,810	--	(4,365,110)	(78,300)

Common stock issued January 24,
2006 for services at $1.08	200,000	216,000	--	--	216,000
Common stock issued January 25,
2006 for services at $1.08	100,000	108,000	--	--	108,000
Common stock issued February 7,
2006 for cash at $0.25	200,000	50,000	--	--	50,000
Costs incurred in private placement	--	(5,000)	--	--	(5,000)
Common stock issued April 11,
2006 for cash at $0.25	400,000	100,000	--	--	100,000
Net loss for the six months ended
June 30, 2006	--	--	--	(620,279)	(620,279)
Balance, June 30, 2006	38,180,500	$4,755,810	$--	$(4,985,389)	$(229,579)

See accompanying notes to financial statements.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three month and six month periods ended June 30, 2006 are not indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its Annual Form 10KSB for the year ended December 31, 2005.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $4,985,389 since inception and has a negative working capital of $293,263 at June 30, 2006. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, the company paid expenses of $2,217 on behalf of Advanced Plant Pharmaceuticals, Inc., (“APPI”) a major stockholder of the Company, resulting in a balance due from APPI of $8,484 at June 30, 2006.

In January 2006, in connection with the monthly office lease for its corporate office space in New York, assumed from APPI, the Company commenced charging $750 a month rent to Amazon Biotech, Inc., (“Amazon”) an affiliated company. At June 30, 2006, the amount due from Amazon was $4,500.

NOTE D - DEPOSITS TO ACQUIRE COMMON STOCK

The deposits to acquire common stock at June 30, 2006, amounting to $67,500 represents cash received to acquire shares of common stock for which there are no written agreements at the present time. The deposits are non-interest bearing.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

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

On February 7, 2006, the Company approved the issuance of 200,000 shares of its common stock at $0.25 per share pursuant to a private placement. The Company incurred $5,000 in expenses related to the private placement and realized $45,000.

On April 11, 2006, the Company approved the issuance of 400,000 shares of its common stock at $0.25 per share pursuant to a private placement realizing $100,000.

NOTE F - STOCK OPTIONS

At June 30, 2006, the Company had outstanding options to purchase 1,000,000 shares of the Company’s common stock at a price of $0.50 per share. The options are exercisable and expire in October 2008.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with five employees who are also stockholders of the Company. At June 30, 2006, the Company has a total liability for accrued salaries of $46,400. There could be certain payroll tax liabilities owed to the Internal Revenue Service on some of the payments.

NOTE H - SUBSEQUENT EVENTS

On July 1, 2006, the Company authorized the issuance of 244,000 shares of its common stock for cash at $0.25 per share realizing $61,000.

On July 11, 2006, the Company amended its 2005 Stock Compensation Plan to allow for the issuance of 3,500,000 shares, an increase of 2,500,000 shares.

On July 17, 2006, the Company entered into a consulting agreement whereby the consultant is to introduce medical clinics and assist in the development of clinical trials for the Company for a term of one year. Either party may terminate the contract with or without cause upon thirty days written notice. The agreement calls for the issuance of 500,000 shares of the Company’s common stock upon signing and 1,500,000 shares of the Company’s common stock upon the Company receiving a letter of intent from a medical center that has previously performed clinical trials for a major pharmaceutical company, to perform clinical trials at competitive rates, in which at least one third (33%) of the payment shall be in shares of the Company’s common stock.

MAZAL PLANT PHARMACEUTICALS, INC.
(Formerly AKID Corporation)
(A Development Stage Corporation)

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE H - SUBSEQUENT EVENTS (CONTINUED)

On July 31, 2006, the Company entered into an Interim Letter of Agreement for a Phase I/II, double-blind, placebo and active-controlled, randomized, parallel-group study to evaluate the safety and efficacy of MAHDL01 alone and as an adjunct to statin therapy, versus placebo or statin therapy alone, in increasing HDL in subjects with hypoalphalipoproteinemia who are maintaining a restricted diet. The agreement calls for a minimum number of subjects of ten and a maximum of four hundred. The Company is responsible for all external direct trial expenses. The consultant will receive $2,500 per subject who completes the study, where fifty percent (50%) will be paid in cash and the remaining fifty percent (50%) will be paid in shares of the Company’s common stock.